Form 10QSB
period 2007-11-30
UVENTUS TECHONOLOGIES CORP
filed 2008-01-22
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 000-52892

UVENTUS TECHNOLOGIES CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0511130
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

932-8 #304 Gangnam-Gu, Daechi 4 Dong, Seoul, Korea

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (82) 10-5717-0812

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Number of shares outstanding of the registrant’s class of common stock as of January 17, 2008: 2,000,000

Authorized share capital of the registrant: 50,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the three months ended November 30, 2007.

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, “FORWARD-LOOKING STATEMENTS”). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page Number

Balance Sheets	3

Statements of Operations	4

Statement of Stockholder’s Equity	5

Statements of Cash Flows	6

Notes to the Financial Statements	7-11

Uventus Technologies Corp.
(A Development Stage Company)
Balance Sheets
November 30, 2007

	November 30,	August 31,
	2007	2007
	(unaudited)

Assets

Cash	$3,160	$10,000

Total assets	$3,160	$10,000

Liabilities

Accounts payable	$6,730	$5,730
Due to stockholder (Note 3)	21,355	1,355

Total liabilities	28,085	7,085

Stockholders` Equity

Capital stock authorized - 50,000,000 common shares with a par value of $0.001
Capital stock issued and outstanding - 2,000,000 common shares	2,000	2,000
Additional paid in capital	8,000	8,000
Deficit	(34,925)	(7,085)
	(24,925)	2,915

Total Liabilities and Stockholders’ Equity	$3,160	$10.000

The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Statements of Operations
For the three months ended November, 2007 and 2006 and
the period ended June 12, 2006 (Date of inception) to November 30, 2007

	Three Months November 30, 2007	Three Months November 31, 2006		Period from Inception (June 12, 2006) to November 30, 2007

Revenue	$-		$-	$-

Accounting fees	1,000		-	6,000
Legal fees	20,000		-	20,000
Office and miscellaneous	151		-	881
Filing fees	2,025		-	2,150
Travel	4,664		-	4,664
Incorporation costs, being loss for the period	-		1,230	1,230

Net loss for the period	$27,840		$1,230	$34,925

Weighted average shares outstanding	2,000,000		2,000,000

Loss per share	$(0.01)	$	(a)

(a) = Less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Statements of Cash Flows
For the three months ended November 30, 2007 and 2006 and
the period ended June 12, 2006 (Date of inception) to November 30, 2007

	November 30, 2007	November 30, 2006		Period from Inception (June 12, 2006) to November 30, 2007

Operating Activities

Net loss	$(27,840)	$	(1,230)		$(34,925)
Increase in accounts payable	1,000		-		6,730
Increase in amount due to stockholder	-		1,230		1,355
Cash from operating activities	(26,840)		-	$	(26,840)

Financing Activities

Increase in amounts due to stockholder	20,000		-		20,000
Cash from sale of stock	-		10,000		10,000
Subscriptions receivable	-		(10,000)		-
Cash from financing activity	20,000		-		30,000

Increase in cash	(6,840)		-		3,160
Cash, opening	10,000		-		-

Cash, closing	$3,160		$-		$3,160

The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Statement of Stockholders`Equity
November 30, 2007

	Common Shares		Additional
	Issued		Paid In	Subscriptions
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, June 12, 2006 (date of inception)	-	$-	$-	$-	$-	$-
Shares issued to founder on June 12, 2006	2,000,000	2,000	8,000	(10,000)	-	-
Net loss	-	-	-	-	1,230	(1,230)
Balance, August 31, 2006	2,000,000	2,000	8,000	(10,000)	1,230	(1,230)

Subscriptions received	-	-	-	10,000	-	10,000
Net loss	-	-	-	-	5,855	(5,855)

Balance, August 31, 2007	2,000,000	2,000	8,000	-	7,085	2.915
Net loss	-	-	-	-	27,840	(27,840)

Balance, November 30, 2007-	2,000,000	$2,000	$8,000	$-	$34,925	$24,925

The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2007 and 2006

Note 1 - Nature of Operations

Uventus Technologies Corp. (“the Company”), incorporated in the state of Nevada on June 12, 2006, is a private company with business activities in online book publishing.

The Company has limited operations and in accordance with Statement of Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises” is considered to be in the development stage.

Note 2 - Significant Accounting Policies

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with United States generally accepted accounting principles (“US GAAP”).

Financial Instrument

The Company's financial instrument consists of the amount due to stockholder.

The amount due to stockholder is non interest-bearing. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2007 and 2006

Note 2 - Significant Accounting Policies (continued)

Loss Per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

Net Income Per Common Share

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

Note 3 - Amount Due to Stockholder

The amount due to stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

Note 4 - Capital Stock

Common Shares - Authorized

The Company has 50,000,000 common shares authorized at a par value of $0.001 per share.

Common Shares - Issued and Outstanding

Since inception, the Company issued 2,000,000 common shares at a par value.
As at August 31, 2007, the Company has no warrants or options outstanding.

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2007 and 2006

Note 5 - Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $3,283, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $14,925.

The Company has non-capital losses of $34,925.

Note 6 - Related Party Transaction

As at November 30, 2007, there is a balance owing to a stockholder of the Company in the amount of $21,355 (2006: $1,355). This balance is unsecured, non-interest bearing and has no specific terms of repayment.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 8 - Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2007 and 2006

Note 8 - Going Concern (continued)

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $27,840 as of November 30, 2007. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Note 9 - Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151- Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152 - Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2007 and 2006

Note 9 - Recent Accounting Pronouncements (continued)

Statement No. 153- Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154 - Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

Item 2. Management’s Plan of Operation

General Overview

We are a development stage company that was formed in Nevada on June 12, 2006. We plan to develop an online e-book publishing business. Our internet based company will service authors who want to publish in electronic format. Our company will not charge a fee to authors to publish e-books, but rather will focus on sales and marketing efforts to earn revenue on each incremental sale of e-books to customers. We have commenced only limited operations, primarily focused on designing and launching an "information only" website to start to build brand awareness of our planned e-publishing business. Since incorporation we have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation we have not made any significant purchase or sale of assets, nor has the Company been involved in any mergers, acquisitions or consolidations. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose. Neither Uventus Technologies Corp., nor its officers, directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger. Our offices are currently located at 932-8 #304, Gangnam-Gu, Daechi 4 Dong, Seoul, Korea. Our telephone number is (82) 10-5717-0812. We have under construction an information only website at www.epublishlive.com.

The dynamic growth of the internet has made it much easier for people to write and get published. Authors who write technical, fiction, and non-fiction material are looking for venues to publish their books. In addition, current trends show a growing demand from customers to obtain information right away. More people are using the internet and other e-commerce vehicles to accomplish this. Books published in electronic format, or e-books for short, are growing in popularity. The flexibility offered by an e-book format allows readers to quickly search the entire content of the publication to find the specific information they are looking for. The electronic format of the e-book offers readers a multi-dimensional format. The e-book can appeal to the cover-to-cover reader and to someone who just wants to search for specific information.

Plan of Operation

Our business model is built around online delivery using the internet. The worldwide web has become an economical distribution channel. We plan to leverage the technological innovations of the internet to offer our services to authors, to communicate directly with them, to provide editorial services, to advertise their books, to sell their books to customers, and to perform all necessary financial transactions electronically. We plan to use the online services of PayPal for customer e-book orders from our inventory, royalty payments to authors, and commission payments to re-sellers.

We will target the print-on-demand sector of the market for journalists and other authors who want to see their stories in print. We plan to offer writers a turn-key service package to help them reach their goal, which includes the following services:

•	A variety of publishing options
•	Knowledgeable support system
•	Worldwide distribution
•	Editing and proofreading services

By means of our website, we intend to provide prospective authors with an outline of the process and walk them through each of the following five steps:

1. Registration
2. Review of Manuscript Guidelines

3. Submission of Manuscript
4. Publishing the e-book
5. Online marketing program

We plan to then sell our authors’ e-books to customers via our website.

During the first stages of Uventus’ growth, our officers and directors will provide most of the labor required to execute our business plan at no charge. Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible for administering the company for at least the first year of operations. Management has no intention at this time to hire additional employees during the first year of operations, with the exception of one temporary contract sales representative and one contract software developer. Due to limited financial resources, each of the management team will dedicate between 20 and 30 hours per week in order to carry out operations.

Our plan of operation is to outsource the development of the website and to launch our marketing plan. Initially, we plan to commence marketing of our e-publishing services using Google and Yahoo website CPC programs. In our management's opinion there is a need for e-publishing in the print-on-demand sector of the market for journalists and other authors who want to see their stories in print. We plan to offer writers a turn-key service package to help them reach their goal.

To meet our initial need for cash, we are attempting to raise money from the initial public offering of our shares pursuant to a registration statement on Form SB-2. On November 15, 2007 the Securities and Exchange Commission declared our registration statement on Form SB-2 effective. We intend to sell up to a maximum of 1,200,000 shares of our common stock through this offering, which would generate up to $40,000 in net proceeds. We believe that this will allow us to continue our website development, including the development of software for the website, market our e-publishing services, and remain in business for twelve months. If we are unable to generate revenues after the twelve months for any reason, or if we are unable to make a reasonable profit after twelve months, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash, other than through the initial public offering described above. If we raise less than the maximum amount and need additional funds, we may seek to obtain additional funds through a second public offering, private placement of securities, or loans. Other than as described in this paragraph, we have no other financing plans at this time.

Activities during the quarter ended November 30, 2007 under our Plan of Operation

During our first three months, we originally planned to:

•	Search for and hire an independent website developer and web hosting company
•	Design the specifications for the website and associated modules
•	Hire a web interface designer and complete web interface design
•	Commence database development upon completion of high level design
•	Launch the “information only” web site
•	Open a corporate office
•	Develop submission guidelines and post on website
•	Develop a set of standard policies and guidelines for our editorial staff
•	Initiate development of our corporate and marketing materials

Miscellaneous activities: We procured our phone and fax services.

We did not initiate the development of our corporate and marketing collateral.

Results of Operations

Our company posted losses of $27,840 for the three months ended November 30, 2007. Comparisons are not meaningful as our company was incorporated on June 12, 2006. From inception to November 30, 2007 we have incurred losses of $34,925. The principal component of our losses for the three months ended November 30, 2007 included legal fees of $20,000, accounting fees of $1,000, travel of $4,664 and filing fees of $2,025.

Liquidity and Cash Resources

At November 30, 2007, we had a working capital deficiency of $24,925. We opened the second quarter with approximately $3,160 in cash. As of the date hereof, we have approximately $3,000. We presently have a budgeted shortfall for our 12 month plan of operations of approximately $12,000.

Because we have not generated any revenue from our business, and we are at least one year away from being in a position to generate revenues, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Our current cash balances will be extinguished by March 2008, provided we do not have any unanticipated expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of our online e-book publishing business.

If we fail to generate sufficient net revenues, we will need to raise additional capital to continue our operations thereafter. We cannot guarantee that additional funding will be available on favorable terms, if at all. Any shortfall will effect our ability to expand or even continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report for the three months ended November 30, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s President and Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On November 15, 2007 the Securities and Exchange Commission declared our registration statement on Form SB-2 effective.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit
Number	Description

3.1	Articles of Incorporation*
3.2	By-laws*
31.1	Certification of CEO pursuant to 18 U.S.C. ss. 1350, Section 302
31.2	Certification of CFO pursuant to 18 U.S.C. ss. 1350, Section 302
32.1	Certification pursuant to 18 U.S.C. ss.1350, Section 906
32.2	Certification pursuant to 18 U.S.C. ss. 1350, Section 906

* Incorporated by reference to our SB2 Registration Statement, File Number 333-146840

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22 day of January, 2008.

UVENTUS TECHNOLOGIES CORP.

Date: January 22, 2008	By:	/s/ Richard Pak
Name: Richard Pak
Title: President/CEO, principal executive officer, director

Date: January 22, 2008	By:	/s/ James Pak
Name: James Pak
Title: Secretary, principal financial officer, director