Form 10QSB
period 2008-02-29
UVENTUS TECHONOLOGIES CORP
filed 2008-04-14
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 29, 2008

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

Number of shares outstanding of the registrant’s class of common stock as of April 14, 2008: 2,980,000

Authorized share capital of the registrant: 50,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the six months ended February 29, 2008.

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, “FORWARD-LOOKING STATEMENTS”). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS – INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page Number

Balance Sheets	3
Statements of Operations	4
Statements of Stockholder’s Equity	5
Statements of Cash Flows	6
Notes to the Financial Statements	7-11

Uventus Technologies Corp.
(A Development Stage Company)
Balance Sheets

	February 29,	August 31,
	2008	2007
	(unaudited)

Assets

Cash	$25,802	$10,000

Total assets	$25,802	$10,000

Liabilities

Accounts payable	$4,350	$5,730
Due to stockholder (Note 3)	120	1,355

Total liabilities	4,470	7,085

Stockholders` Equity

Capital stock authorized – 50,000,000 common shares with a par value of $0.001
Capital stock issued and outstanding – 2,980,000 common shares	2,980	2,000
Additional paid in capital	56,020	8,000
Deficit accumulated during the development stage	(37,668)	(7,085)

Total Stockholders’ Equity	21,332	2,915

Total Liabilities and Stockholders’ Equity	$25,802	$10.000

The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Statements of Operations

								Period from
	Three		Six	Three		Six		Inception
	Months		Months	Months		Months		(June 12, 2006)
	February 29,		February 29,	February 28,		February 28,		to
	2008		2008	2007		2007		February 29, 2008

Revenue	$-		$-	$-		$-		$-

General and Administrative Expenses	2,743		30,583	-		1,230		37,668

Net (loss) for the period	$(2,743)		$(30,583)	$-		$(1,230)		$(37,668)

(Loss) per share	$ (a	)	$(0.01)	$ (a	)	$ (a	)

Weighted average number of common shares outstanding	2,161,538		2,080,769	2,000,000		2,000,000

(a) = Less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Statements of Cash Flows

			Period from
	Six	Six	Inception
	Months	Months	(June 12, 2006)
	February 29,	February 29,	to
	2008	2007	February 29, 2008

Operating Activities

Net loss	$(30,583)	$(1,230)	$(37,668)
Increase in accounts payable	(1,380)	-	4,350
Increase in amount due to stockholder	(1,235)	1,230	120
Cash from operating activities	(33,198)	-	$ (33,198)

Financing Activities

Cash from sale of stock	49,000	10,000	59,000
Subscriptions receivable	-	(10,000)	-
Cash from financing activity	49,000	-	59,000

Increase in cash	15,802	-	25,802
Cash, opening	10,000	-	-

Cash, closing	$25,802	$-	$25,802

Cash paid for:

Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash activities:

Stock issued for services	$-	$-	$-
Stock issued for accounts payable	$-	$-	$-
Stock issued for notes payable and interest	$-	$-	$-
Stock issued for convertible debentures and interest	$-	$-	$-
Convertible debentures issued for services	$-	$-	$-
Warrants issued	$-	$-	$-
Stock issued for penalty on default of convertible debenture	$-	$-	$-
Note payable issued for finance charges	$-	$-	$-
Forgiveness of note payable and accrued interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Statements of Stockholders` Equity

	Common Shares		Additional			Total
	Issued		Paid In	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, June 12, 2006 (date of inception)	-	$-	$-	$-	$-	$-
Shares issued to founder on June 12, 2006	2,000,000	2,000	8,000	(10,000)	-	-
Net loss	-	-	-	-	(1,230)	(1,230)
Balance, August 31, 2006	2,000,000	2,000	8,000	(10,000)	(1,230)	(1,230)

Subscriptions received	-	-	-	10,000	-	10,000
Net loss	-	-	-	-	(5,855)	(5,855)

Balance, August 31, 2007	2,000,000	2,000	8,000	-	(7,085)	2.915
Private placement	980,000	980	48,020	-	-	49,000
Net loss	-	-	-	-	(30,583)	(30,583)

Balance, February 29, 2008	2,980,000	$2,980	$56,020	$-	$(37,668)	$21,332

The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements
February 29, 2008

Note 1 – Nature of Operations

Uventus Technologies Corp. (“the Company”), incorporated in the state of Nevada on June 12, 2006, is a private company with business activities in online book publishing.

The company has limited operations and in accordance with SFAS#7 is considered to be in the development stage.

Note 2 – Significant Accounting Policies

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Financial Instrument

The Company's financial instrument consists of amount due to stockholder.

The amount due to stockholder is non interest-bearing. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements
February 29, 2008

Note 2 – Significant Accounting Policies (continued)

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

Note 3 – Due to stockholder

Amount due to stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

Note 4 – Capital stock

Common Shares - Authorized

The company has 50,000,000 common shares authorized at a par value of $0.001 per share.

Common Shares – Issued and Outstanding

During the period, the company issued 980,000 common shares for total proceeds of $49,000.

As at February 29, 2008, the company has no warrants or options outstanding.

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements
February 29, 2008

Note 5 – Income Taxes

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $8,287, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $37,668.

Note 6 – Related Party Transaction

As at February 29, 2008, there is a balance owing to a stockholder of the Company in the amount of $120 (2006: $1,355). This balance is unsecured, non-interest bearing and has no specific terms of repayment.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 – Going Concern

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

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $37,668 as of February 29, 2008. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements
February 29, 2008

Note 8 – Recent Accounting Pronouncements

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

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements
February 29, 2008

Note 8 – Recent Accounting Pronouncements (continued)

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

Statement No. 154 – Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB statement No. 3)

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

Since incorporation, we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Uventus has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

Plan of Operation

Our business model is built around online delivery using the internet. The World Wide Web has become an economical distribution channel. We plan to leverage the technological innovations of the internet to offer our services to authors, to communicate directly with them, to provide editorial services, to advertise their books, to sell their books to customers, and to perform all necessary financial transactions electronically. We plan to use the online services of PayPal for customer e-book orders from our inventory, royalty payments to authors, and commission payments to re-sellers.

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

To meet our initial need for cash, we are attempting to raise money from this offering. We intend to sell up to a maximum of 1,200,000 shares of our common stock through this offering, which would generate up to $40,000 in net proceeds. We believe that this will allow us to continue our website development, including the development of software for the website, market our e-publishing services, and remain in business for twelve months. If we are unable to generate revenues after the twelve months for any reason, or if we are unable to make a reasonable profit after twelve months, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we raise less than the maximum amount and need additional funds, we may seek to obtain additional funds through a second public offering, private placement of securities, or loans. Other than as described in this paragraph, we have no other financing plans at this time.

Activities during the quarter ended February 29, 2008 under our Plan of Operation

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

Results of Operations

Our company posted losses of $2,743 and $30,583 for the three and six months ended February 29, 2008. Comparisons are not meaningful as our company was incorporated on June 12, 2006. From inception to February 29, 2008 we have incurred losses of $37,668. The principal component of our losses for the six months ended February 29, 2008 included legal fees of $20,000, accounting fees of $3,000, travel of $4,664 and filing fees of $2,528.

Liquidity and Cash Resources

At February 29, 2008, we had working capital of $21,332. We opened the third quarter with approximately $25,802 in cash. As of the date hereof, we have approximately $25,000. We presently have a budgeted shortfall for our 12 month plan of operations of approximately $12,000.

Because we have not generated any revenue from our business, and we are approximately 11-13 months away from being in a position to generate revenues, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Our current cash balances will be extinguished by June 2008, provided we do not have any unanticipated expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of Paragon.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On November 15, 2007 the SEC declared our registration statement on Form SB-2 effective.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit
Number	Description

3.1	Articles of Incorporation*
3.2	By-laws*

* Incorporated by reference to our SB2 Registration Statement, File Number 333-146840

31.1 CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
31.2 CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
32.1 CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350, SECTION 906
32.2 CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of January, 2008.

UVENTUS TECHNOLOGIES CORP.

Date: April 14, 2008	By:	/s/ Richard Pak
Name: Richard Pak
Title: President/CEO, principal executive officer, director

Date: April 14, 2008		By:	/s/ James Pak
Name: James Pak
Title: Secretary, principal financial officer, director