Form 10QSB
period 2008-05-31
UVENTUS TECHONOLOGIES CORP
filed 2008-07-17
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2008

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

Number of shares outstanding of the registrant’s class of common stock as of July 17, 2008: 2,980,000

Authorized share capital of the registrant: 50,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the nine months ended May 31, 2008.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page Number

Balance Sheets	3

Statements of Operations	4

Statements of Stockholder’s Equity	5

Statements of Cash Flows	6

Notes to the Financial Statements	7-11

Uventus Technologies Corp.
(A Development Stage Company)
Balance Sheets

	May 31,	August 31,
	2008	2007
	(unaudited)

Assets

Cash	$20,145	$10,000

Total assets	$20,145	$10,000

Liabilities

Accounts payable	$9,930	$5,730
Due to stockholder (Note 3)	120	1,355

Total liabilities	10,050	7,085

Stockholders` Equity

Capital stock authorized –
50,000,000 common shares with a par value of $0.001
Capital stock issued and outstanding –
2,980,000 and 2,000,000 common shares respectively	2,980	2,000
Additional paid in capital	56,020	8,000
Deficit accumulated during the development stage	(48,905)	(7,085)

Total Stockholders’ Equity	10,095	2,915

Total Liabilities and Stockholders’ Equity	$20,145	$10.000

The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Statements of Operations

								Period from
	Three		Three	Nine		Nine		Inception
	Months		Months	Months		Months		(June 12, 2006)
	May 31,		May 31,	May 31,		May 31,		to
	2008		2007	2008		2007		May 31, 2008

Revenue	$-		$-	$-		$-		$-

General and Administrative Expenses	11,237		5,855	41,820		7,085		48,905

Net (loss) for the period	$(11,237)		$(5,855)	$(41,820)		$(7,085)		$(48,905)

(Loss) per share	$	(a)	$(0.01)	$	(a)	$	(a)

Weighted average number of common shares outstanding	2,980,000		2,000,000	2,382,701		2,000,000

(a) = Less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Statements of Cash Flows

			Period from
	Nine	Nine	Inception
	Months	Months	(June 12, 2006)
	May 31,	May 31,	to
	2008	2007	May 31, 2008

Operating Activities

Net loss	$(41,820)	$(7,085)	$(48,905)
Increase in accounts payable	4,200	-	9,930
Increase in amount due to stockholder	(1,235)	7,085	120
Cash from operating activities	(38,855)	-	$(38,855)

Financing Activities

Cash from sale of stock	49,000	10,000	59,000
Subscriptions receivable	-	(10,000)	-
Cash from financing activity	49,000	-	59,000

Increase in cash	10,145	-	20,145
Cash, opening	10,000	-	-

Cash, closing	$20,145	$-	$20,145

Cash paid for:

Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash activities:

Stock issued for services	$-	$-	$-
Stock issued for accounts payable	$-	$-	$-
Stock issued for notes payable and interest	$-	$-	$-
Stock issued for convertible debentures and interest	$-	$-	$-
Convertible debentures issued for services	$-	$-	$-
Warrants issued	$-	$-	$-
Stock issued for penalty on default of convertible debenture	$-	$-	$-
Note payable issued for finance charges	$-	$-	$-
Forgiveness of note payable and accrued interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Statements of Stockholders` Equity

	Common Shares		Additional			Total
	Issued		Paid In	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, June 12, 2006 (date of inception)	-	$-	$-	$-	$-	$-
Shares issued to founder on June 12, 2006	2,000,000	2,000	8,000	(10,000)	-	-
Net loss	-	-	-	-	(1,230)	(1,230)
Balance, August 31, 2006	2,000,000	2,000	8,000	(10,000)	(1,230)	(1,230)

Subscriptions received	-	-	-	10,000	-	10,000
Net loss	-	-	-	-	(5,855)	(5,855)

Balance, August 31, 2007	2,000,000	2,000	8,000	-	(7,085)	2.915
Private placement on Feb 14, 2008 @ $0.05 per share	980,000	980	48,020	-	-	49,000
Net loss	-	-	-	-	(41,820)	(41,820)

Balance, May 31, 2008	2,980,000	$2,980	$56,020	$-	$(48,905)	$10,095

The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2008

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

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2008

Note 2 – Significant Accounting Policies (continued)

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

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
As at May 31, 2008, the company has no warrants or options outstanding.

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2008

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $10,760, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $48,905.

Note 6 – Related Party Transaction

As at May 31, 2008, there is a balance owing to a stockholder of the Company in the amount of $120 (2006: $1,355). This balance is unsecured, non-interest bearing and has no specific terms of repayment.

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

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $48,905 as of May 31, 2008. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2008

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

Statement No. 152 – Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

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
May 31, 2008

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

Activities during the quarter ended May 31, 2008 under our Plan of Operation

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

Results of Operations

Our company posted losses of $11,237 and $41,820 for the three and nine months ended May 31, 2008. Comparisons are not meaningful as our company was incorporated on June 12, 2006. From inception to May 31, 2008 we have incurred losses of $48,905. The principal component of our losses for the nine months ended May 31, 2008 included legal fees of $20,000, accounting fees of $8,700, travel of $7,804, general and administrative fees of $2,468 and filing fees of $2,848.

Liquidity and Cash Resources

At May 31, 2008, we had working capital of $10,095. We opened the fourth quarter with approximately $20,145 in cash. As of the date hereof, we have approximately $17,292. We presently have a budgeted shortfall for our 12 month plan of operations of approximately $17,000.

Because we have not generated any revenue from our business, and we are approximately 11-13 months away from being in a position to generate revenues, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Our current cash balances will be extinguished by September 2008, provided we do not have any unanticipated expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of Paragon.

If we fail to generate sufficient net revenues, we will need to raise additional capital to continue our operations thereafter. We cannot guarantee that additional funding will be available on favorable terms, if at all. Any shortfall will effect our ability to expand or even continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report for the three months ended May 31, 2008. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of July, 2008.

UVENTUS TECHNOLOGIES CORP.

Date: July 17, 2008	By:	/s/ Richard Pak
Name: Richard Pak
Title: President/CEO, principal executive officer, director