Form 10KSB
period 2008-08-31
UVENTUS TECHONOLOGIES CORP
filed 2008-12-04
CIK 1415286

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-52892

UVENTUS TECHNOLOGIES CORP.
(Name of small business issuer as specified in its charter)

Nevada	98-0511130
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

135-998 Aram Building 2nd Floor, 931-21 Daechi 4 Dong, Gangnam-Gu,
Seoul, Korea

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(82) 10-5717-0812
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	$0.001 par value common stock

___________________

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No

          Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ______ NO    X

          The issuer’s revenues for the most recent fiscal year were $0.

           The aggregate market value of the voting and non-voting common equity held by non-affiliates could not be computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently computed fiscal quarter as there was no average bid or ask price for the registrant's common equity, as of the last business day of the registrant's most recent fiscal quarter.

          The issuer had 2,980,000 shares of its common stock issued and outstanding as of November 28, 2008.

Documents Incorporated by Reference:	None.
Transitional Small Business Disclosure Format:	No.

Available Information

Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

TABLE OF CONTENTS

		Page
	PART I
ITEM 1.	Description of Business	3
ITEM 2.	Description of Property	9
ITEM 3.	Legal Proceedings	9
ITEM 4.	Submission of Matters to a Vote of Security Holders	9

	PART II
ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	10
ITEM 6.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	10
ITEM 7.	Financial Statements	12
ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial
	Disclosure	12
ITEM 8A(T).	Controls and Procedures	12
ITEM 8B.	Other Information	13

	PART III
ITEM 9.	Directors, Executive Officers and Corporate Governance	13
ITEM 10.	Executive Compensation	14
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	15
ITEM 12.	Certain Relationships and Related Transactions, and Director Independence	16
ITEM 13.	Exhibits	16
ITEM 14.	Principal Accountant Fees and Services	17
	Signatures
	Financial Statements	F-1

     This Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements, or industry results, may be materially different from those described in the forward-looking statements due to a number of risk factors. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. See also Item 6, “Management’s Discussion and Analysis or Plan of Operation – Safe Harbor Statement.”

PART I

Item 1. Description of Business

Overview of the Company

We were incorporated in the State of Nevada under the name Uventus Technologies Corp. on June 12, 2006. We are a development stage company, and have not generated any revenue to date. We plan to develop an online e-book publishing business. Our internet based company will service authors who want to publish in electronic format. Our company will not charge a fee to authors to publish e-books, but rather will focus on sales and marketing efforts to earn revenue on each incremental sale of e-books to customers.

Our registered independent auditors have issued a going concern opinion. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until we have developed our interactive web site, created an online inventory of e-books, and are able to offer e-books for sale in downloadable fashion. Accordingly, we must raise cash from sources other than our operations in order to implement our sales and marketing plan.

We do not currently have sufficient capital to operate our business, and we may require additional funding in the future to sustain our operations. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

On May 14, 2008, Mr. James Pak resigned as Secretary, Treasurer, Chief Financial Officer and member of the Board of Directors of the Company. Simultaneously, Mr. Richard Pak, our President and CEO, was appointed Secretary, Treasurer, and Chief Financial Officer, and remained the Company’s sole Director.

On February 14, 2008, we completed a private placement whereby we raised $49,000 through the issuance of 980,000 common shares with a par value of $0.001.

Our offices are currently located at 135-998 Aram Building 2nd Floor, 931-21, Daechi 4-dong, Gangnam-Gu, Seoul, Korea. Our telephone number is (82) 10-5717-0812. We have an information only website at www.epublishlive.com.

Business Model

Our business model is built around online delivery using the internet. We plan to leverage the technological innovations of the internet to offer our services to authors, to communicate directly with them, to provide editorial services, to advertise their books, to sell their books to customers, and to perform all necessary financial transactions electronically. We plan to use the online services of PayPal for customer e-book orders from our inventory, royalty payments to authors, and commission payments to re-sellers.

We will target the print-on-demand sector of the market for journalists and other authors who want to see their stories in print. We plan to offer writers a turn-key service package to help them reach their goal. By means of our website, we intend to provide prospective authors with an outline of the process and walk them through the e-publishing process.

We plan to then sell our authors’ e-books to customers via our website.

Our Competition

Competition will come from existing e-book publishers.

There are several different types of e-book publishers. One class of e-book publishers charges substantial fees to authors at the start of the relationship. Authors select from a range of products and services and pay for their selection at the time they submit their manuscripts. This class often has other add-on services that an author may buy later in the publishing process.

These companies are classified as royalty paying, non-subsidy publishers. We envision ourselves as being part of this category, notwithstanding that we will not be charging authors for the use of our services.

Some companies in this group specify that their publications are available in HTML and Palm Pilot formats, while others give no description as to the e-book format made available. Some of the members of this group publish in niche markets, such as western novels, horror stories, suspense, and historical novels.

The company with the number one online presence in the e-book industry is e-Books.com (http://www.ebooks.com/), a digital bookstore with over 80,000 titles available online. This company is a re-seller and not a publisher of e-books and even though they are a competitor they could potentially resell our e-books.

Our Products and Services

We plan to offer our authors and customers an array of online facilities and publishing services, all available via our website. We plan to develop an online e-book publishing business. We will service authors who want to publish in electronic format.

We will not charge authors a fee to publish their books. Rather, revenues will be earned on the sale of each copy of an e-book sold. We envision sales coming from three sources. First, direct sales from our ePublish Book Store; second, e-book orders from our authors; and third, sales made by re-sellers. We plan to develop a re-seller network through our own industry contacts and through direct marketing

Sources and Availability of Products and Supplies

We will compete directly with other book publishers for signing up authors. The availability of e-books acceptable to our potential customers will be affected by our ability to sign and retain numerous authors.

Dependence on One or a Few Major Customers

The nature of the products to be sold through our online store does not mandate any dependence on one or a few major customers.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions. We are developing our website and intend to protect our software developments with copyright and trade secrecy laws. Beyond our trade name and our website developments, we do not hold any other intellectual property.

Existing or Probable Government Regulations

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any such laws or regulations may decrease the growth of commerce over the Internet, increase our cost of doing business, or otherwise have a harmful effect on our business.

To date, governmental regulations have not materially restricted the use or expansion of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New laws may cover issues that include:

  Sales and other taxes;
  User privacy;
  Pricing controls;
  Characteristics and quality of products and services;
  Consumer protection;
  libel and defamation;
  Copyright, trademark and patent infringement; and/or
  Other claims based on the nature and content of internet materials.

These new laws may have an impact on our ability to market our services in accordance with our business plan.

Research and Development Activities and Costs

We have incurred costs to date and have plans to undertake additional research and development activities.

Employees

We have commenced only limited operations; therefore, we have no employees. Our sole Director and officer provides services to us on an as-needed basis. After we commence full operations, we will most probably need to hire full-time management, sales, and administrative support staff.

Risk Factors

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

The Company has incurred net losses of $59,152 for the period from June 12, 2006 (date of inception) through August 31, 2008. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements included herein regarding concerns about our ability to continue as a going concern. As a result, we may not be able to obtain necessary funding. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.

We are a development stage company and may never be able to execute our business plan.

We were incorporated on June 12, 2006. We currently have no customers or revenues and our e-commerce website is in development. We may not be able to execute our business plan unless and until we are successful in raising funds. We anticipate that we will require additional funds to remain operational during the next twelve months. Due to our present financial situation, however, such financing may not be forthcoming. Even if financing is available, it may not be available on terms we find favorable. As a result, we may not be able to obtain the necessary funding. Failure to secure the needed financing will have a very serious effect on our Company's ability to survive. At this time, there are no anticipated additional sources of funds in place.

Our business model may be unsuccessful.

Our business model is new and unproven and may never be successful. The success of our business model depends on our ability to attract authors to publish their works with us, our ability to generate revenue from the sale of electronic books to our customers, and our ability to realize new revenue streams through the development of complementary products and services. Our ability to develop our e-publishing services and to successfully market and sell our products is unproven, and the lack of an operating history makes it difficult to validate our business model. If, for example, our advertising campaign proves ineffective, the Company and our operations will be at substantial risk. In addition, we may be forced to alter our business model in the future to adapt to changes in our industry and our markets.

We have no operating history and have maintained losses since inception, which we expect to continue in the future.

We incurred net losses of $59,152 for the period from June 12, 2006 (date of inception) through August 31, 2008. We expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the continuing development of our website and our services, and with the marketing and sale of our publishing services and products. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our executive officers and Directors have significant voting power and may take actions that may be different than actions sought by our other stockholders.

Our officers and Directors own approximately 67.1% of the outstanding shares of our common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

Since our officers and Directors may work or consult for other companies, their other activities could slow down our operations.

Our sole Director and officer is not required to work exclusively for us and does not devote all of his time to our operations. Presently, our sole Director and officer allocates only a portion of his time to the planning and operation of our business. Since our sole Director and officer is currently employed full time elsewhere, he is able to commit to us only up to 25 hours a week. Therefore, it is possible that his pursuit of other activities may slow our operations and reduce our financial results because of the slow down in operations.

We need to retain key personnel to support our products and ongoing operations.

The development and marketing of our products and services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officer and other key employees and contractors who have critical technological knowledge, industry experience, and relationships upon which we rely to implement our business plan. The loss of the services of our sole Director and officer or the lack of availability of other skilled personnel would negatively impact our ability to develop, market, and sell our products and services, which could adversely affect our financial results and impair our growth.

Our officers and Directors are located outside of the United States.

Since our sole Director and officer is located in South Korea, any attempts to enforce liabilities upon him under the U.S. securities and bankruptcy laws may be difficult.

Internet based products and services are subject to rapid technological change.

Our business is in an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and services, and continuing and rapid technological advancement. To compete successfully in the internet e-commerce market, we must continue to design, develop, and sell new and enhanced products and services that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced products and services must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, and selling such products and services will depend on a variety of factors, including:

  Identifying and responding to customer demands for new products and services;
  Keeping abreast of technological changes;
  Timely developing and implementing new product offerings and features;
  Maintaining performance quality;
  Providing cost-effective service and support; and
  Promoting our products and expanding our market share.

If we are unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced products and services in a timely manner, if such new or enhanced products and services do not achieve sufficient market acceptance, or if such new or enhanced product or service introductions decrease demand for our existing products and services, our operating results would decline and our business would not grow.

If we are unable to attract and retain the interest of authors to use our services and of customers to purchase our products, we will not be successful.

We will rely significantly on our ability to attract and retain the interest of our author clients looking to publish their works, as well as the interest of our customers looking to purchase e-books. We will compete for clients and customers with other publishing companies, both traditional publishing houses and e-publishing companies. We will need to continually evaluate and build our author network to keep pace with their needs and to remain competitive in our business. We may be unable to identify or obtain the participation of a sufficient number of qualified authors to satisfy the needs of our customers, which may decrease the potential for the growth of our business. We cannot assure that we will be successful in signing up authors or in selling to customers. The cost of attracting authors and customers to utilize our products and services may be higher than we anticipate, and, as a result, our profitability could be minimal. Similarly, if we are unable to attract and retain the interest of qualified authors, our ability to offer quality content to customers may decline and, as a result, customers may purchase fewer electronic books, which may result in a loss of author clients

We are a small company with limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share.

Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we have. As a result, these competitors have greater name credibility with our potential customers. Our competitors also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products and services than we can to ours. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support. We may not have sufficient resources to make these investments or to develop the technological advances necessary to be competitive, which in turn will cause our business to suffer and restrict our profitability potential.

Our success depends on independent contractors to develop our services.

We intend to rely on third party independent contractors for software development, database design, website interface, web hosting, and for other development functions. These third party developers may not dedicate sufficient resources or give sufficient priority to developing our required resources. There is no history upon which to base any assumption as to the likelihood that we will prove successful in selecting qualified software development contractors, and we can provide investors with no assurance that our website and associated databases and administrative software will be developed according to the specifications that we require. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our success depends on third party distribution channels.

We intend to sell our products ourselves and through a series of resellers and distributors. Our future revenue growth will depend in large part on sales of our products through these relationships. We may not be successful in developing distribution relationships. Entities that distribute our products may compete with us. In addition, these distributors may not dedicate sufficient resources or give sufficient priority to selling our products. Our failure to develop distribution channels, the loss of a distribution relationship, or a decline in the efforts of a material reseller or distributor could prevent us from generating sufficient revenues to become profitable.

We rely on the technology and services of third parties.

We intend to license third party technology, including applications that will be integrated into our platform and used to provide our products and services to our customers. As our platform evolves, we may need to license additional or alternative technology from third parties. These third party technology licenses may not be available or continue to be available to us on commercially reasonable terms, or at all, and we may not be able to obtain licenses for other existing and future technologies that we desire to integrate into our platform and products. If we cannot maintain existing third party technology licenses or enter into licenses for other existing and future technologies needed for our platform and our products, we would be required to delay the delivery of our products and services to our customers while we seek licenses with alternative third parties, or develop the necessary technology internally. A delay in providing our customers with our products and services would harm our business.

Future regulation of the internet and/or of use of the internet could restrict our business, prevent us from offering our products and services, or increase our cost of doing business.

At present there are few laws, regulations or rulings that specifically address access to or commerce on the internet. We are unable to predict the impact, if any, that future legislation, legal decisions, or regulations concerning the internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing taxes related to internet communications, restricting content, imposing tariffs, or regulations based on encryption concerns or the characteristics and quality of products and services, any of which could restrict our business or increase our cost of doing business. The increasing growth of the internet heightens the risk that governments or other legislative bodies will seek to regulate internet services, which could have a material adverse effect on our business, financial condition, and operating results.

We may lose authors and customers if we experience system failures that significantly disrupt the availability and quality of the services that we provide.

Our ability to provide support services will depend on our ability to avoid and mitigate any interruptions in service or loss of data that we may face. Interruptions in service or performance problems, for whatever reason, including interruptions resulting from of our systems and data centers being vulnerable to natural disasters and other unexpected problems may hinder our ability to respond to customer needs and cause us to lose author clients and prospective customers or make it more difficult to attract new ones

We face exposure to plagiarism and libel claims.

Even though we are not the author of the works we will publish, we may face exposure if any of the authors we publish are deemed to have plagiarized another author or to have libeled a third party. As a result, we may be enjoined from selling certain works and we may have to redirect resources to defend ourselves from any such claim, which could have a material adverse effect on our business, financial condition, and operating results

If a third party asserts that we infringe upon its proprietary rights, we could be required to redesign our software, pay significant royalties, or enter into license agreements.

Although presently we are not aware of any such claims, a third party may assert that our technology or third party technologies that we license violate its intellectual property rights. As the number of software products in our markets increases and the functionality of these software products further overlap, we believe that infringement claims may become more common. Any claims against us, regardless of their merit, could:

  Be expensive and time consuming to defend;
  Result in negative publicity;
  Force us to stop selling our products that rely on the challenged intellectual property;
  Require us to redesign our software products;
  Divert management’s attention and our other resources; and/or
  Require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

In addition, we believe that any successful challenge to our use of a trademark or domain name could substantially diminish our ability to conduct business in a particular market or jurisdiction and thus decrease our revenues and result in possible losses to our business.

Protecting the copyrighted material contained in our electronic books is critical to our success and we could be liable for substantial damages if there is unauthorized duplication of the electronic books or if our distribution of content violates copyright laws.

Authors and other providers of content must have confidence in our digital rights management system and our ability to deliver electronic books securely over the Internet for our business to grow and to succeed. We intend that our electronic books will use software that is designed to protect publisher and author rights to the electronic books by limiting an end user's ability to make unauthorized copies of text. If end users circumvent these protections, they could make unauthorized copies that infringe the rights of copyright holders. If significant infringement occurs, our reputation and competitive position will be adversely affected. Moreover, any failure to prevent infringement could subject us to litigation, which would be time-consuming, costly, and divert significant managerial and financial resources.

Disruption within the Capital and Credit Markets May Adversely Affect the Company

The capital and credit markets have been experiencing extreme volatility and disruption over the past year. If the current levels of financial market disruption and volatility continue or worsen, there can be no assurance that in the future financing will be available on acceptable terms, both for our own needs to fund our activities and as well as to enable our potential customers to fund the purchase of our software products and services. The absence of favorable financing or other capital options may adversely affect our financial condition and operating results.

Item 2. Description of Property

          At present, we do not own any property. We currently maintain our corporate offices at 135-998 Aram Building 2nd Floor, 931-21,, Daechi 4 dong, Gangnam-Gu, Seoul, Korea. We do not pay monthly rent for use of this space, which has been provided to us by one of our officers and directors. This space is sufficient until we commence full operations.

Item 3. Legal Proceedings

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

           Our common stock trades on the OTC Bulletin Board under the symbol UVTCE. We have had no trades of our securities during the period covered in this annual report.

          At November 28, 2008, there were 43 holders of record of our common stock.

           We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant.

           As of August 31, 2008, we have not granted any stock options or authorized securities for issuance under an equity compensation plan.

Item 6. Management’s Discussion and Analysis or Plan of Operation

           The following is a discussion of the financial condition and results of operations of Uventus Technologies Corp. for the years ended August 31, 2008 and 2007. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Safe Harbor Statement

           Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from and worse than those described in the forward-looking statements. Such risks and uncertainties include those set forth in this section and elsewhere in this Form 10-KSB.

           The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risk factors are intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports.

Overview

          We are a development stage company with limited operations and no revenues from our business operations. Our registered independent auditors have issued a going concern opinion. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until we can deploy a website capable of accepting books in a number of different electronic formats, of creating an online inventory of titles, and of offering these e-books for sale in downloadable fashion. Accordingly, we must raise cash from sources other than our operations in order to implement our sales and marketing plan.

          Books published in electronic format are growing in popularity. In our management’s opinion this is a good time to take advantage of this trend as well as the popularity of the internet as a tool for the dissemination of information and the ability of the internet to function as a distribution platform.

          However, if we are unable to procure the necessary funding to complete our website development and market our e-publishing services, or if we are unable to generate revenues in the future for any reason, or if we are unable to make a reasonable profit in the future, we may have to suspend or cease operations unless we are able to raise additional capital. At the present time, we have not made any arrangements to raise additional cash.

Plan of Operation

          Our specific goal is to outsource the development of our website and to launch our marketing plan.

          Our website will be an important factor in driving sales. We also plan to conduct e-mail campaigns and distribute our software through third party websites of complementary software programs. Third party websites will be compensated via a commission for their sales

Results of Operations

Revenues

          We had no revenues for the period from June 12, 2006 (date of inception), through August 31, 2008.

Expenses

          Our expenses for the twelve month period ended August 31, 2008, were $52,067. During the period from June 12, 2006 (date of inception), through August 31, 2008, we incurred expenses of $59,152. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Net Income (Loss)

          Our net loss for the twelve-month period ended August 31, 2008, was $52,067. During the period from June 12, 2006 (date of inception), through August 31, 2008, we incurred a net loss of $59,152. This loss consisted primarily of incorporation costs, legal and accounting fees, consulting fees, website hosting costs, and administrative expenses. Since inception, we have sold 2,980,000 shares of common stock.

Purchase or Sale of Equipment

          We do not expect to purchase or sell any plant or significant equipment.

Liquidity and Capital Resources

          Our balance sheet as of August 31, 2008 reflects assets of $8,968 in the form of cash and cash equivalents. Since inception, we have sold 2,980,000 shares of common stock with gross proceeds of $59,000. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

          We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

Going Concern Consideration

     Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

          Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities which may prove more profitable to the shareholders of Uventus Technologies Corp. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our business may fail and our stockholders may lose some or all of their investment.

          Should our original business plan fail, we anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

Item 7. Financial Statements

          Our Financial Statements and the related notes are set forth commencing on F-1 attached hereto.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

          An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of August 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2008, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. It should be noted, however, that because of inherent limitations, any system of internal controls, however well-designed and operated, can provide only reasonable, but not absolute, assurance that financial reporting objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of August 31, 2008. Based on the results of its assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2008.

          This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

          This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control over Financial Reporting

          There were no changes in the Company’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

          None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) Of The Exchange Act

Executive Officer and Directors

Our Officers and Directors and their ages and positions are as follows:

Name	Age	Position

Richard Pak	32	President, CEO, Secretary, Treasurer, CFO, and Director

Mr. Richard Pak has been our President, CEO and a Director since we were incorporated on June 12, 2006.

Mr. Richard Pak earned his Bachelor of Applied Science in Kinesiology from Simon Fraser University, in Burnaby, British Columbia in 2002. Upon graduation, he relocated to South Korea to begin work as an English teacher and worked as an editor, technical writer, and copyeditor in the field of English education and linguistics. He is the coauthor of several books and continues to publish books in the English education field. Since March 2006, Richard Pak has been the Director of English Research for Jo O Je Publishing Company. He is a writer and editor of a monthly radio learning program for Jo O Je TOEIC Listening, an EBS (Educational Broadcasting System) radio program/learning show. As of January 2007, Mr. Richard Pak has been a founding member of the board of directors for an English institute in Seoul and Director of Research at an affiliated publishing company, OJ English.

Audit Committee

         We do not have an audit committee at this time.

Code of Ethics

We currently do not have a Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended September 31, 2008, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

Item 10. Executive Compensation

          The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal year ended August 31, 2008.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Richard Pak,	2008	0	0	0	0	0	0	0	0
CEO
James Pak, former	2008	0	0	0	0	0	0	0	0
CFO

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Richard Pak, CEO	0	0	0	-	-	0	-	0	-
James Pak, former CFO	0	0	0	-	-	0	-	0	-

Option Grants and Exercises

          There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

          We have not entered into employment and/or consultant agreements with our Directors and officers.

Compensation of Directors

          All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended August 31, 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

          The table below sets forth the number and percentage of shares of our common stock owned as of November 28, 2008, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner(2)	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Common Stock	Mr. Richard Pak	2,000,000	67.11%

all officers as a Group		2,000,000	67.11%

(1)	Based on 2,980,000 shares of our common stock outstanding.

(2)	The address for Mr. Richard Pak is 135-998 Aram Building 2nd Floor, 931-21, Daechi 4 Dong, Seoul, Korea.

Changes in Control

          There are no existing arrangements that may result in a change in control of the Company.

Securities authorized for issuance under equity compensation plans.

          The following table sets forth information regarding our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	-	0
Equity compensation plans not approved by security holders	0	-	0
Total	0		0

Item 12. Certain Relationships and Related Transactions.

          Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

          On June 12, 2006, pursuant to the terms of a subscription agreement we sold 1,000,000 shares of our common stock to Mr. Richard Pak, our President, CEO and Director, for cash payment to us of $5,000. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale was made only to Mr. Richard Pak who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

          On June 12, 2006, pursuant to the terms of a subscription agreement we sold 1,000,000 shares of our common stock to Mr. James Pak, our former Secretary, Treasurer, CFO and Director, for cash payment to us of $5,000. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale was made only to Mr. James Pak who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. Mr. Richard Pak and Mr. James Pak are cousins.

          As of August 31, 2008, there is a balance owing to James Pak, one of our former stockholders, in the amount of $1,355. This balance is unsecured, non-interest bearing and has no specific terms of repayment.

Item 13. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation. (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on October 22, 2007 and incorporated herein by reference.)

3(ii)	Bylaws. (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on October 22, 2007 and incorporated herein by reference.)

31.1	Certification of Richard Pak pursuant to Rule 13a-14(a).

32.1	Certification of Richard Pak pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

Audit Fees

          For the year ended August 31, 2008, Moore & Associates Chartered billed us for $4,000 in audit fees.

Review Fees

          Moore & Associates Chartered, billed us $12,700 for reviews of our quarterly financial statements in 2008 and these fees are not reported under Audit Fees above.

Tax and All Other Fees

           We did not pay any fees to Moore & Associates Chartered for tax compliance, tax advice, tax planning or other work during our fiscal year ended August 31, 2008.

Pre-Approval Policies and Procedures

          We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Moore & Associates Chartered and the estimated fees related to these services.

          With respect to the audit of our financial statements as of August 31, 2008 and for the years then ended, none of the hours expended on Moore & Associates Chartered engagement to audit those financial statements were attributed to work by persons other than Moore & Associates Chartered's full-time, permanent employees.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UVENTUS TECHNOLOGIES CORP.

By:	/s/ Richard Pak
Richard Pak
President, CEO, Treasurer, Secretary, CFO, and
Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Richard Pak	President, CEO, Treasurer, Secretary, CFO and Director	December 4, 2008
Richard Pak

UVENTUS TECHBOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
AUGUST 31, 2008, and 2007

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheets as of August 31, 2008, and 2007	F-3

Statements of Operations for the Year Ended August 31, 2008, Period
Ended August 31, 2007, and Cumulative from Inception	F-4

Statements of Cash Flows for the Year Ended August 31, 2008, Period
Ended August 31, 2007, and Cumulative from Inception	F-5

Statement of Stockholders’ Equity for the Period from Inception
Through August 31, 2008	F-6

Notes to Financial Statements August 31, 2008, and 2007	F-7

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Uventus Technologies Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Uventus Technologies Corp. (A Development Stage Company) as of August 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception on June 12, 2006 to August 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uventus Technologies Corp. (A Development Stage Company) as of August 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception on June 12, 2006 to August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has sustained losses in all previous reporting periods with an inception to date loss of $59,152, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore & Associates Chartered
Las Vegas, Nevada
December 1, 2008

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Uventus Technologies Corp.
(A Development Stage Company)
Balance Sheets
August 31, 2008 and 2007

	2008	2007
Assets
Cash	$1,468	$10,000
Prepaid expenses	7,500	-
Total Assets	$8,968	$10,000

Liabilities
Accounts payable	$9,000	$5,730
Due to stockholder	120	1,355
Total Liabilities	9,120	7,085

Stockholders’ Equity

Capital stock authorized –
50,000,000 common shares with a par value of $0.001
Capital stock issued and outstanding –
2,980,000 and 2,000,000 common shares respectively	2,980	2,000
Additional paid in capital	56,020	8,000
Deficit Accumulated during the Development Stage	(59,152)	(7,085)

Total Stockholders’ Equity	(152)	2,915

Total Liabilities and Stockholders’ Equity	$8,968	$10,000

The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Statements of Operations
For the years ended August 31, 2008 and 2007 and
the period ended June 12, 2006 (Date of inception) to August 31, 2008

				Period from
				Inception
	Year-ended		Year-ended	(June 12, 2006)
	August 31,		August 31,	to
	2008		2007	August 31, 2008

Revenue	$-		$-	$-

Professional fees	35,512		5,000	40,512
Office and miscellaneous	12,934		730	13,664
Filing fees	3,621		125	3,746
Incorporation costs, being loss for the period	-		-	1,230

Loss before income taxes	(52,067)		(5,855)	(59,152)
Provision for income taxes	-		-	-

Net loss for the period	$(52,067)		$(5,855)	$(59,152)

Weighted average shares outstanding	2,531,616		2,000,000

Loss per share	$(0.02)	$	(a)

(a) = Less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Statements of Cash Flows
For the years ended August 31, 2008 and 2007 and
the period ended June 12, 2006 (Date of inception) to August 31, 2008

			Period from
			Inception
	Year-ended	Year-ended	(June 12, 2006)
	August 31,	August 31,	to
	2008	2007	August 31, 2008

Operating Activities

Net loss	$(52,067)	$(5,855)	$(59,152)
(Increase) in prepaid expenses	(7,500)	-	(7,500)
Increase in accounts payable	3,270	5,730	9,000

Cash (used in) operating activities	(56,297)	(125)	(57,652)

Financing Activities

Cash from sale of stock	49,000	-	59,000
Increase (Decrease) in amount due to stockholder	(1,235)	125	120
Subscriptions receivable	-	10,000	-

Cash from financing activity	47,765	10,125	59,120

Increase (decrease) in cash	(8,532)	10,000	1,468
Cash, opening	10,000	-	-

Cash, closing	$1,468	$10,000	$1,468

Non-cash activities:

Stock issued for services	$-	$-	$-
Stock issued for accounts payable	$-	$-	$-
Stock issued for notes payable and interest	$-	$-	$-
Stock issued for convertible debentures and interest	$-	$-	$-
Convertible debentures issued for services	$-	$-	$-
Warrants issued	$-	$-	$-
Stock issued for penalty on default of convertible debenture	$-	$-	$-
Note payable issued for finance charges	$-	$-	$-
Forgiveness of note payable and accrued interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Statement of Stockholders`Equity

						Accumulated
	Common Shares		Additional			During
	Issued		Paid In	Subscriptions		Development	Total
	Shares	Amount	Capital	Receivable		Stage

Balance, June 12, 2006 (date of inception)	-	$-	$-	$-		$-	$-
Shares issued to founder on June 12, 2006
@ $0.005 per share	2,000,000	2,000	8,000	(10,000)		-	-
Net loss	-	-	-	-		(1,230)	(1,230)

Balance, August 31, 2006	2,000,000	2,000	8,000	(10,000)		(1,230)	(1,230)

Subscriptions received	-	-	-	10,000		-	10,000
Net loss	-	-	-	-		(5,855)	(5,855)

Balance, August 31, 2007	2,000,000	2,000	8,000	-		(7,085)	2,915

Private placement on February 14, 2008
@ $0.05 per share	980,000	980	48,020	-		-	49,000
Net loss	-	-	-	-		(52,067)	(52,067)

Balance, August 31, 2008	2,980,000	$2,980	$56,020	$-	$	(59,152)	$(152)

The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements

Note 1 – Nature of Operations

Uventus Technologies Corp. (“the Company”), incorporated in the state of Nevada on June 12, 2006, is a private company with business activities in online book publishing.

The Company has limited operations and in accordance with SFAS No. 7 is considered to be in the development stage.

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

Use of Estimates

The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Advertising

The Company has had no advertising activity since inception.

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements

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

Common Shares – Issued and Outstanding

On June 12, 2006, the Company issued 2,000,000 common shares at $0.005 per share for total proceeds of $10,000.

On February 14, 2008, the Company issued 980,000 common shares at $0.05 per share for total proceeds of $49,000.

As at August 31, 2008, the Company has no warrants or options outstanding.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $13,013, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $59,152.

The company has non-capital losses of $59,152.

Note 6 – Related Party Transaction

As at August 31, 2008, there is a balance owing to a stockholder of the Company in the amount of $120 (2007: $1,355). This balance is unsecured, non-interest bearing and has no specific terms of repayment.

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

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements

Note 7 – Going Concern (continued)

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $59,152 (2007: $7,085) as of August 31, 2008. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

Statement No. 151 - Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

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

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements

Note 8 – Recent Accounting Pronouncements (continued)

Statement No. 153 - Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements

Note 8 – Recent Accounting Pronouncements (continued)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements

Note 9 – Recent Accounting Pronouncements (continued)

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.