Form 10-Q
period 2008-11-30
UVENTUS TECHONOLOGIES CORP
filed 2009-01-13
CIK 1415286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the quarter ended November 30, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from _____________ to ______________

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

      Registrant's telephone number, including area code: (82) 10-5717-0812

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares outstanding of the registrant's class of common stock as of January 7, 2009: 2,980,000

Authorized share capital of the registrant: 50,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the three months ended November 30, 2008.

                           FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                   Page Number
                                                                   -----------

        Balance Sheets................................................  3

        Statements of Operations......................................  4

        Statement of Stockholder's Equity.............................  5

        Statements of Cash Flows......................................  6

        Notes to the Financial Statements.............................  7

Uventus Technologies Corp.
(A Development Stage Company)
Balance Sheets

                                                              November 30,        August 31,
                                                                 2008               2008
                                                               --------           --------
                                                              (unaudited)
ASSETS

Cash                                                           $  1,168           $  1,468
Prepaid expenses                                                  5,000              7,500
                                                               --------           --------

Total assets                                                   $  6,168           $  8,968
                                                               ========           ========

LIABILITIES

Accounts payable                                               $ 10,200           $  9,000
Due to stockholder (Note 3)                                         120                120
                                                               --------           --------

Total liabilities                                                10,320              9,120
                                                               ========           ========

STOCKHOLDERS` EQUITY

Capital stock authorized -
  50,000,000 common shares with a par value of $0.001
Capital stock issued and outstanding -
  2,980,000 common shares                                         2,980              2,980
Additional paid in capital                                       56,020             56,020
Deficit                                                         (63,152)           (59,152)
                                                               --------           --------

Total Stockholders' Equity                                       (4,152)              (152)
                                                               --------           --------

Total Liabilities and Stockholders' Equity                     $  6,168           $  8,968
                                                               ========           ========


    The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Statements of Operations
For the three months ended November, 2008 and 2007 and the period ended June 12, 2006 (Date of inception) to November 30, 2008

                                                                                                 Period from
                                                                                                  Inception
                                                        Three Months         Three Months     (June 12, 2006) to
                                                        November 30,         November 31,         November 30,
                                                           2008                 2007                 2008
                                                        ----------           ----------           ----------
Revenue                                                 $       --           $       --           $       --

Professional fees                                            1,500               21,000               42,012
Office and miscellaneous                                        --                4,815               13,664
Filing fees                                                  2,500                2,025                6,246
Incorporation costs, being loss for the period                  --                   --                1,230
                                                        ----------           ----------           ----------

Net loss for the period                                 $   (4.000)          $  (27,840)          $  (63,152)
                                                        ==========           ==========           ==========

Weighted average shares outstanding                      2,980,000            2,000,000

Loss per share                                          $       (a)          $       (a)
                                                        ==========           ==========

----------
(a) = Less than $0.01 per share


    The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Statements of Cash Flows
For the three months ended November 30, 2008 and 2007 and the period ended June 12, 2006 (Date of inception) to November 30, 2008

                                                                                      Period from
                                                                                       Inception
                                                                                   (June 12, 2006) to
                                                November 30,       November 30,       November 30,
                                                    2008               2007               2008
                                                  --------           --------           --------
OPERATING ACTIVITIES
  Net loss                                        $ (4,000)          $(27,840)          $(63,152)
  Decrease in prepaid expenses                       2,500                 --             (5,000)
  Increase in accounts payable                       1,200              1,000             10,200
                                                  --------           --------           --------

Cash from operating activities                        (300)           (26,840)           (57,992)
                                                  --------           --------           --------

FINANCING ACTIVITIES
  Increase in amounts due to stockholder                --             20,000                120
  Cash from sale of stock                               --                 --             59,000
                                                  --------           --------           --------

Cash from financing activity                            --             20,000             59,120
                                                  --------           --------           --------

Increase in cash                                      (300)            (6,840)             1,168
Cash, opening                                        1,468             10,000                 --
                                                  --------           --------           --------

Cash, closing                                     $  1,168           $  3,160           $  1,168
                                                  ========           ========           ========


    The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Statement of Stockholders`Equity

                                                   Common Shares                                   Accumulated
                                               -------------------    Additional                     During
                                               Issued                  Paid In     Subscriptions   Development
                                               Shares       Amount     Capital       Receivable       Stage       Total
                                               ------       ------     -------       ----------       -----       -----
Balance, June 12, 2006 (date of inception)          --     $    --     $     --      $     --       $     --     $     --
Shares issued to founder on June 12, 2006
 @ $0.005 per share                          2,000,000       2,000        8,000       (10,000)            --           --
Net loss                                            --          --           --            --         (1,230)      (1,230)
                                             ---------     -------     --------      --------       --------     --------

Balance, August 31, 2006                     2,000,000       2,000        8,000       (10,000)        (1,230)      (1,230)

Subscriptions received                              --          --           --        10,000             --       10,000
                                             ---------     -------     --------      --------       --------     --------
Net loss                                            --          --           --            --         (5,855)      (5,855)
                                             ---------     -------     --------      --------       --------     --------

Balance, August 31, 2007                     2,000,000       2,000        8,000            --         (7,085)       2,915

Private placement on February 14, 2008
 @ $0.05 per share                             980,000         980       48,020            --             --       49,000
Net loss                                            --          --           --            --        (52,067)     (52,067)
                                             ---------     -------     --------      --------       --------     --------

Balance, August 31, 2008                     2,980,000       2,980       56,020            --        (59,152)        (152)

Net loss                                            --          --           --            --         (4,000)      (4,000)
                                             ---------     -------     --------      --------       --------     --------

Balance, November 30, 2008                   2,980,000     $ 2,980     $ 56,020      $     --       $(63,152)    $ (4,152)
                                             =========     =======     ========      ========       ========     ========


    The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements


NOTE 1 - NATURE OF OPERATIONS

Uventus Technologies Corp. ("the Company"), incorporated in the state of Nevada on June 12, 2006, is a private company with business activities in online book publishing.

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

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

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

NOTE 3 - DUE TO STOCKHOLDER

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

As at November 30, 2008, the Company has no warrants or options outstanding.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $13,893, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $63,152.

The company has non-capital losses of $63,152.

NOTE 6 - RELATED PARTY TRANSACTION

As at November 30, 2008, there is a balance owing to a stockholder of the Company in the amount of $120 (2006: $1,355). This balance is unsecured, non-interest bearing and has no specific terms of repayment.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements


NOTE 8 - GOING CONCERN (CONTINUED)

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $63,152 as of November 30, 2008. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

STATEMENT NO. 151- INVENTORY COSTS-AN AMENDMENT OF ARB NO. 43, CHAPTER 4 (ISSUED 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, INVENTORY PRICING, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period  charges...." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

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


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.
 In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

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

We will target the print-on-demand sector of the market for journalists and other authors who want to see their stories in print. We plan to offer writers a turn-key service package to help them reach their goal, which includes the following services:

     *    A variety of publishing options
     *    Knowledgeable support system
     *    Worldwide distribution
     *    Editing and proofreading services

By means of our website, we intend to provide prospective authors with an outline of the process and walk them through each of the following five steps:

     1.   Registration
     2.   Review of Manuscript Guidelines

     3.   Submission of Manuscript
     4.   Publishing the e-book
     5.   Online marketing program

We plan to then sell our authors' e-books to customers via our website.

During the first stages of Uventus' growth, our officers and directors will provide most of the labor required to execute our business plan at no charge. Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible for administering the company for at least the first year of operations. Management has no intention at this time to hire additional employees during the first year of operations, with the exception of one temporary contract sales representative and one contract software developer. Due to limited financial resources, each of the management team will dedicate between 20 and 30 hours per week in order to carry out operations.

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

ACTIVITIES  DURING  THE  QUARTER  ENDED  NOVEMBER  30,  2008  UNDER  OUR PLAN OF
OPERATION

During our first three months, we originally planned to:

     * Search for and hire an independent website developer and web hosting company
     *    Design the specifications for the website and associated modules
     *    Hire a web interface designer and complete web interface design
     *    Commence database development upon completion of high level design
     *    Launch the "information only" web site
     *    Open a corporate office
     *    Develop submission guidelines and post on website
     * Develop a set of standard policies and guidelines for our editorial staff
     *    Initiate development of our corporate and marketing materials

Miscellaneous activities: We procured our phone and fax services.

We did not initiate the development of our corporate and marketing collateral.

RESULTS OF OPERATIONS

Our company posted losses of $4,000 and $27,840 for the three months ended November 30, 2008 and 2007. From inception to November 30, 2008 we have incurred losses of $63,152. The principal component of our losses for the three months ended November 30, 2008 included professional fees of $1,500 and filing fees of $2,500.

LIQUIDITY AND CASH RESOURCES

At November 30, 2008 and 2007, we had a working capital deficiency of $4,152 and $152. We opened the first quarter with approximately $1,468 in cash. As of the date hereof, we have approximately $1,100. We presently have a budgeted shortfall for our 12 month plan of operations of approximately $10,000.

Because we have not generated any revenue from our business, and we are approximately 11-13 months away from being in a position to generate revenues, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Our current cash balances will be extinguished by March 2009, provided we do not have any unanticipated expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of Paragon.

If we fail to generate sufficient net revenues, we will need to raise additional capital to continue our operations thereafter. We cannot guarantee that additional funding will be available on favorable terms, if at all. Any shortfall will effect our ability to expand or even continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report for the three months ended November 30, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president as appropriate, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On November 15, 2007 the SEC declared our registration statement on Form SB-2 effective.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

     Exhibit
     Number                               Description
     ------                               -----------

      3.1      Articles of Incorporation*
      3.2      By-laws*
     31.1      Certification  of CEO Pursuant TO 18 U.S.C. ss. 1350, Section 302
     31.2      Certification  of CFO Pursuant to 18 U.S.C. ss. 1350, Section 302
     32.1      Certification Pursuant to 18 U.S.C. ss.1350, Section 906
     32.2      Certification Pursuant to 18 U.S.C. ss. 1350, Section 906

----------
* Incorporated by reference to our SB2 Registration Statement, File Number 333-146840

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of January, 2009.

                                       UVENTUS TECHNOLOGIES CORP.


Date: January 7, 2009                  By: /s/ Richard Pak
                                          --------------------------------------
                                       Name:  Richard Pak
                                       Title: President/CEO, Principal Executive
                                              Officer, Director