Form 10-Q
period 2009-02-28
UVENTUS TECHONOLOGIES CORP
filed 2009-04-14
CIK 1415286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the quarter ended February 28, 2009

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

Number of shares outstanding of the registrant's class of common stock as of April 14, 2009: 2,980,000

Authorized share capital of the registrant: 50,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the three months ended February 29, 2009.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

    Balance Sheets....................................................... 3

    Statements of Operations............................................. 4

    Statement of Stockholder's Equity.................................... 5

    Statements of Cash Flows............................................. 6

    Notes to the Financial Statements.................................... 7

                           Uventus Technologies Corp.
                         (A Development Stage Company)
                                 Balance Sheets

                                                              February 28,        August 31,
                                                                 2009               2008
                                                               --------           --------
                                                              (unaudited)
ASSETS

Cash                                                           $    688           $  1,468
Prepaid expenses                                                  2,500              7,500
                                                               --------           --------

Total assets                                                   $  3,188           $  8,968
                                                               ========           ========

LIABILITIES

Accounts payable                                               $ 12,700           $  9,000
Due to stockholder (Note 3)                                       1,216                120
                                                               --------           --------

Total liabilities                                                13,916              9,120
                                                               ========           ========

STOCKHOLDERS` EQUITY

Capital stock authorized -
  50,000,000 common shares with a par value of $0.001
Capital stock issued and outstanding -
  2,980,000 common shares                                         2,980              2,980
Additional paid in capital                                       56,020             56,020
Deficit                                                         (69,728)           (59,152)
                                                               --------           --------

Total Stockholders' Equity                                      (10,728)              (152)
                                                               --------           --------

Total Liabilities and Stockholders' Equity                     $  3,188           $  8,968
                                                               ========           ========


    The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Statements of Operations

                                                                                                            Period from
                                           Three            Three             Six              Six           Inception
                                           Months           Months           Months           Months     (June 12, 2006) to
                                         February 28,     February 29,     February 28,     February 29,     February 28,
                                            2009             2008             2009             2008             2009
                                         ----------       ----------       ----------       ----------       ----------
Revenue                                  $       --       $       --       $       --       $       --       $       --

General and Administrative Expenses           6,576            2,743           10,576           30,583           69,278
                                         ----------       ----------       ----------       ----------       ----------


Net (loss) for the period                $   (6,576)      $   (2,743)      $  (10,576)      $  (30,583)      $  (69,278)
                                         ==========       ==========       ==========       ==========       ==========

(Loss) per share                                (a)       $    (0.01)             (a)              (a)
                                         ==========       ==========       ==========       ==========

Weighted average number of common
shares outstanding                        2,980,000        2,161,538        2,980,000        2,080,769

----------
(a) = Less than $0.01 per share


    The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Statements of Cash Flows

                                                                                      Period from
                                                    Six                Six             Inception
                                                   Months             Months       (June 12, 2006) to
                                                 February 28,       February 29,       February 28,
                                                    2009               2008               2009
                                                  --------           --------           --------
OPERATING ACTIVITIES
  Net loss                                        $(10,576)          $(30,583)          $(69,728)
  Decrease in prepaid expenses                       5,000                 --             (2,500)
  Increase in accounts payable                       3,700             (1,380)            12,700
                                                  --------           --------           --------

Cash from operating activities                      (1,876)           (31,963)          $(59,528)
                                                  --------           --------           --------

FINANCING ACTIVITIES
  Increase in amounts due to stockholder             1,096             (1,235)             1,216
  Cash from sale of stock                               --             49,000             59,000
                                                  --------           --------           --------

Cash from financing activity                         1,096             47,765             60,216
                                                  --------           --------           --------

Increase in cash                                      (780)            15,802              1,138
Cash, opening                                        1,468             10,000                 --
                                                  --------           --------           --------

Cash, closing                                     $    688           $ 25,802           $    688
                                                  ========           ========           ========


    The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Statement of Stockholders`Equity

                                                   Common Shares                                   Accumulated
                                               -------------------    Additional                     During
                                               Issued                  Paid In     Subscriptions   Development
                                               Shares       Amount     Capital       Receivable       Stage       Total
                                               ------       ------     -------       ----------       -----       -----
Balance, June 12, 2006 (date of inception)          --     $    --     $     --      $     --       $     --     $     --
Shares issued to founder on June 12, 2006
 @ $0.005 per share                          2,000,000       2,000        8,000       (10,000)            --           --
Net loss                                            --          --           --            --         (1,230)      (1,230)
                                             ---------     -------     --------      --------       --------     --------

Balance, August 31, 2006                     2,000,000       2,000        8,000       (10,000)        (1,230)      (1,230)

Subscriptions received                              --          --           --        10,000             --       10,000
Net loss                                            --          --           --            --         (5,855)      (5,855)
                                             ---------     -------     --------      --------       --------     --------

Balance, August 31, 2007                     2,000,000       2,000        8,000            --         (7,085)       2,915

Private placement on February 14, 2008
 @ $0.05 per share                             980,000         980       48,020            --             --       49,000
Net loss                                            --          --           --            --        (52,067)     (52,067)
                                             ---------     -------     --------      --------       --------     --------

Balance, August 31, 2008                     2,980,000       2,980       56,020            --        (59,152)        (152)

Net loss                                            --          --           --            --        (10,576)      (10,576)
                                             ---------     -------     --------      --------       --------     --------

Balance, February 28, 2009                   2,980,000     $ 2,980     $ 56,020      $     --       $(69,728)    $(10,728)
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

As at February 28, 2009, the Company has no warrants or options outstanding.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $15,241, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $69,278.

The company has non-capital losses of $69,278.

NOTE 6 - RELATED PARTY TRANSACTION

As at February 28, 2009, there is a balance owing to a stockholder of the Company in the amount of $1,216 (2008: $120). This balance is unsecured, non-interest bearing and has no specific terms of repayment.

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

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements


NOTE 8 - GOING CONCERN (CONTINUED)

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $69,278 as of February 28, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

RESULTS OF OPERATIONS

Our company posted losses of $6,576 and $2,743 for the three months ended February 28, 2009 and 2008. From inception to February 28, 2009 we have incurred losses of $69,278. The principal component of our losses for the three months ended February 28, 2009 included professional fees of $2,500, general and administrative costs of $3,596 and filing fees of $480.

LIQUIDITY AND CASH RESOURCES

At February 28, 2009 and August 31, 2008, we had a working capital deficiency of $10,728 and $422. We opened the second quarter with approximately $1,168 in cash. As of the date hereof, we have approximately $700. We presently have a budgeted shortfall for our 12 month plan of operations of approximately $10,000.

Because we have not generated any revenue from our business, and we are approximately 11-13 months away from being in a position to generate revenues, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We anticipate that our current cash balances will be extinguished by July of 2009, provided we do not have any unanticipated expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of Paragon.

If we fail to generate sufficient net revenues, we will need to raise additional capital to continue our operations thereafter. We cannot guarantee that additional funding will be available on favorable terms, if at all. Any shortfall will effect our ability to expand or even continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report for the three months ended February 29, 2008. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

                              UVENTUS TECHNOLOGIES CORP.


Date: April 14, 2009          By: /s/ Richard Pak
                                 -----------------------------------------------
                              Name:  Richard Pak
                              Title: President/CEO, Principal Executive Officer,
                                     Director