Form 10-Q
period 2009-05-31
UVENTUS TECHONOLOGIES CORP
filed 2009-07-15
CIK 1415286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarter ended May 31, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

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

Number of shares outstanding of the registrant's class of common stock as of July 14, 2009: 2,980,000

Authorized share capital of the registrant: 50,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the three months ended May 31, 2009.

                           FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-Q. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

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

Uventus Technologies Corp.
(A Development Stage Company)
Balance Sheets

                                                                May 31,           August 31,
                                                                 2009               2008
                                                               --------           --------
                                                              (unaudited)
ASSETS

Cash                                                           $    408           $  1,468
Prepaid expenses                                                     --              7,500
                                                               --------           --------

Total assets                                                   $    408           $  8,968
                                                               ========           ========

LIABILITIES

Accounts payable                                               $ 11,200           $  9,000
Due to stockholder (Note 3)                                       5,816                120
                                                               --------           --------

Total liabilities                                              $ 17,016           $  9,120
                                                               ========           ========

STOCKHOLDERS` EQUITY

Capital stock authorized -
  50,000,000 common shares with a par value of $0.001
Capital stock issued and outstanding -
  2,980,000 common shares                                      $  2,980           $  2,980
Additional paid in capital                                       56,020             56,020
Deficit                                                         (75,608)           (59,152)
                                                               --------           --------

Total Stockholders' Equity                                      (16,608)              (152)
                                                               --------           --------

Total Liabilities and Stockholders' Equity                     $    408           $  8,968
                                                               ========           ========


    The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Statements of Operations

                                                                                                        Period from
                                                                                                         Inception
                                                                                                      (June 12, 2006)
                                       Three Months    Three Months     Nine Months     Nine Months         to
                                          May 31,         May 31,         May 31,         May 31,         May 31,
                                           2009            2008            2009            2008            2009
                                        ----------      ----------      ----------      ----------      ----------
Revenue                                 $       --      $       --      $       --      $       --      $       --

General and Administrative Expenses          5,880          11,237          16,456          41,820          75,608
                                        ----------      ----------      ----------      ----------      ----------

Net (loss) for the period               $   (5,880)     $  (11,237)     $  (16,456)     $  (41,820)     $  (75,608)
                                        ==========      ==========      ==========      ==========      ==========

(Loss) per share                        $       (a)     $    (0.01)     $       (a)     $       (a)
                                        ==========      ==========      ==========      ==========

Weighted average number of common
 shares outstanding                      2,980,000       2,980,000       2,980,000       2,980,000


----------
(a) = Less than $0.01 per share


    The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Statements of Cash Flows

                                                                                       Period from
                                                                                        Inception
                                                                                     (June 12, 2006)
                                                 Nine Months        Nine Months            to
                                                   May 31,            May 31,            May 31,
                                                    2009               2008               2009
                                                  --------           --------           --------
OPERATING ACTIVITIES
  Net loss                                        $(16,456)          $(41,820)          $(75,608)
  Decrease in prepaid expenses                       7,500                 --                 --
  Increase in accounts payable                       2,200              4,200             11,200
                                                  --------           --------           --------

Cash from operating activities                      (6,756)           (38,855)           (64,408)
                                                  --------           --------           --------

FINANCING ACTIVITIES
  Increase in amounts due to stockholder             5,696                 --              5,816
  Cash from sale of stock                               --             49,000             59,000
                                                  --------           --------           --------

Cash from financing activity                         5,696             49,000             64,816
                                                  --------           --------           --------

Increase in cash                                    (1,060)            10,145                408
Cash, opening                                        1,468             10,000                 --
                                                  --------           --------           --------

Cash, closing                                     $    408           $ 20,145           $    408
                                                  ========           ========           ========


    The accompanying notes are an integral part of these financial statements

Uventus Technologies Corp.
(A Development Stage Company)
Statement of Stockholders`Equity

                                                   Common Shares                                   Accumulated
                                               -------------------    Additional                     During
                                               Issued                  Paid In     Subscriptions   Development
                                               Shares       Amount     Capital       Receivable       Stage       Total
                                               ------       ------     -------       ----------       -----       -----
Balance, June 12, 2006 (date of inception)          --     $    --     $     --      $     --       $     --     $     --
Shares issued to founder on June 12, 2006
 @ $0.005 per share                          2,000,000       2,000        8,000       (10,000)            --           --
Net loss                                            --          --           --            --         (1,230)      (1,230)
                                             ---------     -------     --------      --------       --------     --------

Balance, August 31, 2006                     2,000,000       2,000        8,000       (10,000)        (1,230)      (1,230)

Subscriptions received                              --          --           --        10,000             --       10,000
Net loss                                            --          --           --            --         (5,855)      (5,855)
                                             ---------     -------     --------      --------       --------     --------

Balance, August 31, 2007                     2,000,000       2,000        8,000            --         (7,085)       2,915

Private placement on February 14, 2008
 @ $0.05 per share                             980,000         980       48,020            --             --       49,000
Net loss                                            --          --           --            --        (52,067)     (52,067)
                                             ---------     -------     --------      --------       --------     --------

Balance, August 31, 2008                     2,980,000       2,980       56,020            --        (59,152)        (152)

Net loss                                            --          --           --            --        (16,456)     (16,456)
                                             ---------     -------     --------      --------       --------     --------

Balance, May 31, 2009                        2,980,000     $ 2,980     $ 56,020      $     --       $(75,608)    $(16,608)
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

As at May 31, 2009, the Company has no warrants or options outstanding.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $16,633, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $75,608.

The company has non-capital losses of $75,608.

NOTE 6 - RELATED PARTY TRANSACTION

As at May 31, 2009, there is a balance owing to a stockholder of the Company in the amount of $5,816 (2008: $120). This balance is unsecured, non-interest bearing and has no specific terms of repayment.

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

Uventus Technologies Corp.
(A Development Stage Company)
Notes to Financial Statements


NOTE 8 - GOING CONCERN (CONTINUED)

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $75,608 as of May 31, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

RESULTS OF OPERATIONS

Our company posted losses of $5,880 and $11,237 for the three months ended May 31, 2009 and 2008. From inception to May 31, 2009 we have incurred losses of $75,608. The principal component of our losses for the three months ended May 31, 2009 included professional fees of $2,750, general and administrative costs of $2,500 and filing fees of $630.

LIQUIDITY AND CASH RESOURCES

At May 31, 2009 and August 31, 2008, we had a working capital deficiency of $16,608 and $152. We opened the third quarter with approximately $688 in cash. As of the date hereof, we have approximately $400. We presently have a budgeted shortfall for our 12 month plan of operations of approximately $10,000.

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

ITEM 3. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of May 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

----------
* Incorporated by reference to our SB2 Registration Statement, File Number 333-146840

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of July, 2009.

                              UVENTUS TECHNOLOGIES CORP.


Date: July 14, 2009           By: /s/ Richard Pak
                                 -----------------------------------------------
                              Name:  Richard Pak
                              Title: President/CEO, Principal Executive Officer,
                                     Director