Form 10-K
period 2009-08-31
SARA CREEK GOLD CORP.
filed 2009-12-15
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                          to

Commission File Number:    000-52892.

SARA CREEK GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0511130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5348 Vegas Drive, #236 Las Vegas, NV	89108
(Address of principal executive offices)	(Zip Code)

702-952-9677
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:  None

Securities registered under Section 12 (g) of the Exchange Act:  $0.001 par value common stock.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

i

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐Yes  ☐ No*
*The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer         ☐                                                                                                            Accelerated filer                         ☐
Non-accelerated filer           ☐  (Do not check if a smaller reporting company)                    Smaller reporting company       ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As at February 28, 2009 – 980,000 (pre stock split) shares of common stock X $0.00 = $0.00

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

44,700,000 shares of common stock as of December 10, 2009.

USE OF NAMES

In this annual report, the terms “Sara Creek”, “Company”, “we”, or “our”, unless the context otherwise requires, mean Sara Creek Gold Corp. and its subsidiaries, if any.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements.  Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

●	dependence on key personnel;
●	competitive factors;
●	the operation of our business; and
●	general economic conditions in the United States and Suriname.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

PART I

ITEM 1. BUSINESS

Overview of the Company

We were incorporated in the State of Nevada under the name “Uventus Technologies Corp.” on June 12, 2006.  On September 23, 2009, we changed our name from “Uventus Technologies Corp.” to “Sara Creek Gold Corp.” to better reflect the direction and business of our Company.

In addition, effective September 23, 2009, we have effected a fifteen (15) for one (1) forward stock split of our authorized, issued and outstanding common stock.  As a result, our authorized capital has increased from 50,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001 and correspondingly our issued and outstanding capital increases from 2,980,000 shares of common stock to 44,700,000 shares of common stock.

The name change and forward stock split both become effective with FINRA's Over-the-Counter Bulletin Board (the “OTCBB”) at the opening for trading on September 24, 2009, under the new stock symbol "SCGC".  Our CUSIP number is 80310R 107

We are a development stage company, and have not generated any revenue to date.

Our Business

As at August 31, 2009, our last fiscal year end, we planned to develop an online e-book publishing business.  Our internet based company was to service authors who wanted to publish in electronic format.  Our company was not going to charge a fee to authors to publish e-books, but rather was to focus on sales and marketing efforts to earn revenue on each incremental sale of e-books to customers.

On September 23, 2009, we decided to change the direction of our business to focus on the acquisition, exploration and development of gold and other mineral resource properties.

On September 30, 2009, the Company and Orion Resources, N.V. (“Orion”), a Suriname corporation, entered into a share acquisition and investment agreement (the “Investment Agreement”) whereby the Company agreed to acquire one (1) share in the capital of Orion, which will represent 50% of Orion’s issued and outstanding capital, for a purchase price of $2,000,000.  At closing, Mr. Jean Pomerleau, our President, CEO, CFO, Secretary, Treasurer and sole director is to be appointed as a director of Orion.  The Investment Agreement is scheduled to close on November 15, 2009, or such other date as agreed to by the Company and Orion.

The foregoing description of the Investment Agreement does not purport to be complete and is qualified in its entirety by reference to the Investment Agreement, which was attached as Exhibit 10.1 to the Company’s Form 8-K filed on October 7, 2009, and which is incorporated herein by reference.

Since the closing of the Investment Agreement was not going to occur on or before November 15, 2009, the Company and Orion entered into a Share Purchase Extension Agreement dated November 15, 2009 (the “Extension Agreement”) whereby the closing date of the Investment Agreement has been extended to December 31, 2009, or such other date as agreed to by the Company and Orion.

The foregoing description of the Extension Agreement does not purport to be complete and is qualified in its entirety by reference to the Extension Agreement, which was attached as Exhibit 10.3 to the Company’s amended Form 8-K filed on November 20, 2009, and which is incorporated herein by reference.

Orion is a resource company with a 100% interest in and to a resource property consisting of two contiguous exploration concessions consisting of 56,920 hectares (the “Orion Project”), located in east central Suriname, in the districts of Brokopondo and Sipalilwini.

Over the past 18 months, Orion has completed an extensive amount of geophysical and geochemical work combined with a significant amount of auguring on the Orion Project.

On October 5, 2009, the Company and Kapelka Exploration Inc. (“Kapelka”), an Alberta corporation, entered into a share purchase option agreement (the “Option Agreement”) whereby Kapelka granted the Company the exclusive right and option to purchase the one share of Orion currently registered to Kapelka (the “Share”), which as of the date of the Option Agreement represented 100% of Orion’s issued and outstanding capital.  Pursuant to the terms of the Option Agreement, the Company can exercise its option to acquire the Share on or before September 30, 2011 by:

(i)
paying a total of US$6,500,000 for expenditures associated with the exploration and development of the Orion Project (the “Capital Expenditures”), which Capital Expenditures may be made by the Company in such increments as it in its sole discretion determines (so long as the aggregate amount of such Capital Expenditure is made by or before September 30, 2011, and that a minimum amount of $250,000 per month is paid towards the Capital Expenditures commencing on or before November 15, 2009); and

(ii)
issuing to Kapelka’s shareholders in aggregate 12,000,000 fully paid and non-assessable restricted shares of common stock of the Company (the “Payment Shares”) in the most tax efficient manner and in accordance with all applicable securities laws.

The foregoing description of the Option Agreement does not purport to be complete and is qualified in its entirety by reference to the Option Agreement, which was attached as Exhibit 10.2 to the Company’s Form 8-K filed on October 7, 2009, and which is incorporated herein by reference.

On November 15, 2009, the Company and Kapelka entered into a Share Purchase Option Amending Agreement (the “Amendment Agreement”) whereby the parties agreed to amend the Option Agreement such that the expenditures on exploration by the Company are to start on January 6, 2010 instead of November 15, 2009.

The foregoing description of the Amendment Agreement does not purport to be complete and is qualified in its entirety by reference to the Amendment Agreement, which was attached as Exhibit 10.4 to the Company’s amended Form 8-K filed on November 20, 2009, and which is incorporated herein by reference.

Principal Products

At this time we do not have any product for sale as we do not own any interests in any mineral properties and are in the beginning stages of our exploration for such properties.

Competition

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. Competition could adversely affect our ability to acquire suitable prospects for exploration in the future.

Given the continual increase in the value of gold, the business of acquiring, developing and/or exploring gold properties is more competitive than ever before. Our competitors include companies with larger staffs, greater resources and equipment and, as such, those companies may be in a better position to compete for mineral properties. In order to compete with such companies, we need to raise additional capital.

Licenses

Any development and exploration activities in Suriname require permits from various government authorities, and are subject to federal, state and local laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health and safety, mine safety and other matters.  Such laws and regulations are subject to change and may become more stringent and therefore compliance can become more costly.

If the Company acquires the Orion Project, we cannot guarantee that we will be able to maintain or obtain all necessary licenses and permits that may be required to explore and develop any mineral properties acquired, commence construction, or commence operation of mining facilities.

Environmental Laws

Environmental legislation will affect nearly all aspects of our intended operations.  Compliance with environmental legislation can require significant expenditures and failure to comply with environmental legislation may result in the imposition of fines and penalties, clean up costs arising out of contaminated properties, damages and the loss of important permits.

Environmental laws and regulations are evolving in all jurisdictions.  We are not able to determine the specific impact that future changes in environmental laws and regulations may have on our intended operations and activities, and its resulting financial position; however, we anticipate that capital expenditures and operating expenses may increase in the future as a result of the implementation of new and increasingly stringent environmental regulation.  Further changes in environmental laws, new information on existing environmental conditions or other events, including legal proceedings based upon such conditions or an inability to obtain necessary permits could require increased financial reserves or compliance expenditures or otherwise have a material adverse effect on us.

Employees

At present, we have no full-time employees.  Mr. Jean Pomerleau, our President, CEO, CFO, Secretary, Treasurer and sole director, will devote 100% of his time or 40 hours per week to our operations.  We have engaged the services of two consulting geologist, Dr. Dennis Lapoint and Mr. Luc De Rooy.  We will be using their services on an as needed basis.

Material Agreements

See “Our Business” above for a description of the Investment Agreement with Orion and the Option Agreement with Kapelka.

Available Information

The Company’s website is www.saracreekgold.com, where information about the Company may be reviewed and obtained.  The Company’s filings with the Securities and Exchange Commission (“SEC”) may be accessed at the internet address of the SEC, which is http://www.sec.gov.  Also, the public may read and copy any materials that the Company files with at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

As at August 31, 2009, we did not own any property and maintained our corporate offices at 135-998 Aram Building 2nd Floor, 931-21,, Daechi 4 dong, Gangnam-Gu, Seoul, Korea.  We did not pay monthly rent for use of this space, which had been provided to us by one of our officers and directors.

As of the date of filing this Form 10-K, we maintain our corporate offices at 5348 Vegas Drive, #236, Las Vegas, Nevada, 89108.  This space is sufficient until we commence larger operations.

The Company has entered into the Investment Agreement with Orion and the Option Agreement with Kapelka to acquire a 100% interest in Orion.  Orion is a resource company with a 100% interest in and to the Orion Project; a resource property consisting of two exploration concessions consisting of 56,920 hectares, located in east central Suriname, in the districts of Brokopondo and Sipalilwini.  See “Item 1. Business - Our Business” above for a description of the Investment Agreement and the Option Agreement.

ITEM 3. LEGAL PROCEEDING

We are not a party to any pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTCBB under the symbol “SCGC”.  Our common stock commenced trading under this symbol on September 24, 2009, and previously traded under the symbol “UVTC” without any trading or volume.

The following historical quotations obtained from online sources reflects the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High ($)	Low ($)
August 31, 2009	N/A	N/A
May 31, 2009	N/A	N/A
February 28, 2009	N/A	N/A
November 30, 2008	N/A	N/A
August 31, 2008	N/A	N/A
May 31, 2008	N/A	N/A
February 29, 2008	N/A	N/A
November 30, 2007	N/A	N/A
August 31, 2007	N/A	N/A

As of August 31, 2009, our common stock had not yet traded, and therefore, the price indicated was $0.00.

Holders

As of December 10, 2009, there are 44,700,000 shares of our common stock issued and outstanding held by 44 shareholders of record.

Dividend Policy

We have never paid any cash dividends and have no plans to do so in the foreseeable future.  Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences and the restrictions that applicable laws and other arrangements then impose.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the fiscal year ended August 31, 2009, the Company did not have any equity compensation plans and therefore did not grant any stock options or authorize securities for issuance under an equity compensation plan.

Recent Sales of Unregistered Securities

Not Applicable.

Purchase of Equity Securities by the Company and Affiliated Purchasers

Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this annual report.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Overview

We are a development stage company that was formed in Nevada on June 12, 2006.  As at August 31, 2009, we planned to develop an online e-book publishing business. Our internet based company was to service authors who want to publish in electronic format. Our Company was not going to charge a fee to authors to publish e-books, but rather was to focus on sales and marketing efforts to earn revenue on each incremental sale of e-books to customers.  As at August 31, 2009 we had commenced only limited operations, primarily focused on designing and launching an "information only" website to start to build brand awareness of our planned e-publishing business.

Subsequent to our fiscal year ended August 31, 2009, on September 23, 2009, we decided to change the direction of our business to focus on mineral resource exploration and we changed our name to “Sara Creek Gold Corp.” to better reflect our new business.  See “Item 1. Our Business ” for a description of our new business and developments after our fiscal year ended August 31, 2009.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.  As at August 31, 2009, we had not made any significant purchase or sale of assets, or been involved in any mergers, acquisitions or consolidations. However see “Item 1. Our Business ” for a description of the Investment Agreement and the Option Agreement pursuant to which the Company may acquire 100% of Orion.

Plan of Operations

Our overall strategy is to target the exploration and acquisition of mining concessions that allow for economically viable development and production with minimal net environmental impact when employing industry best practices.  In addition to direct acquisitions, we may compliment our growth through strategic joint ventures and partnerships where and when appropriate.

Our exploration target is to find mineral bodies containing gold.  Our success depends upon finding mineralized material.  This will require a determination by a geological consultant as to whether any mineral properties that we intended to acquire contains reserves.  Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of minerals to justify removal.

We continue to identify strategic acquisitions of additional concession rights within Suriname to ensure progress towards achieving future growth objectives.

Objectives

We have the following objectives:

1.	to raise sufficient private placement equity financing in order to complete our obligations under the Investment Agreement and the Option Agreement;

2.	to successfully develop the Orion Project in Suriname;

3.	to build a significant proven gold reserve base through acquisitions, joint ventures and/or partnerships; and

4.	to become a dominant holder of mining concessions in Suriname containing gold reserves.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance.  We are in the development stage of our business and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the implementation of our plan of operations, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we may have to capture market share by marketing the new advertising platform to potential clients in order to create revenue.  If we are unable to raise additional equity capital to develop our business and earn revenues, we will have to suspend or cease operations and our investors may lose their investment.

We have no assurance that future financings will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

Our independent registered auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we locate mineral deposits and begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than the sale of minerals found on any properties we acquire.  Our only other source for cash at this time is investments by others in the Company.  We must raise cash to implement our project and stay in business.

As at August 31, 2009, the Company had current assets of $228, including cash resources of $228, and current liabilities of $37,686 providing the company with a working capital deficiency of $37,458 compared with a working capital deficiency of $6,625 for the year ended August 31, 2008.

We may not have enough money to complete our plan of operations.  If it turns out that we have not raised enough money to complete our anticipated business development, we will try to raise additional funds from private placements or loans.  At the present time, we are in the process of attempting to raise additional money through a private placement and there is no assurance that we will raise additional money in the future or that future financings will be available to us on acceptable terms.  If we require additional money and are unable to raise it, we will have to suspend or cease operations.

Results of Operation

We have not generated any revenues to date from our operations.

The Company realized a net loss of $30,806 for the year ended August 31, 2009, as compared to $58,567 for the year ended August 31, 2008, and has realized a net loss of $96,458 from inception to August 31, 2009.  All of the foregoing net losses have been a result of the Company’s operating expenses.

The Company incurred $30,806 in operating expenses for the year ended August 31, 2009, as compared to $58,567 for the year ended August 31, 2008.  The principal reasons for the decrease in the Company’s operating expenses for the year ended August 31, 2009, were as follows: professional fees of $20,620 (compared with $42,012 for the year ended August 31, 2008); filing fees of $1,590 (compared with $3,621 for the year ended August 31, 2008); and office and miscellaneous expenses of $8,596 (compared with $12,934 for the year ended August 31, 2008).  The foregoing decreases in operating expenses were mostly related to the Company’s change of business as a result of the Investment Agreement and Option Agreement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SARA CREEK GOLD CORP.
 (FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
AUGUST 31, 2009, AND 2008

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Sara Creek Gold Corp.:

We have audited the accompanying balance sheets of Sara Creek Gold Corp. (formerly Uventus Technologies Corp., and a Nevada corporation in the exploration stage) as of August 31, 2009, and 2008, and the related statements of operations, stockholders’ (deficit), and cash flows for each of the two years in the period August 31, 2009, and cumulative from inception (June 12, 2006) through August 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sara Creek Gold Corp. as of August 31, 2009, and 2008, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2009, and cumulative from inception (June 12, 2006) through August 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the exploration stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of August 31, 2009, and 2008, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
December 14, 2009.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF AUGUST 31, 2009, AND 2008

ASSETS

	2009	2008
Current Assets:
Cash	$228	$1,468
Prepaid expenses	-	7,500

Total current assets	228	8,968

Total Assets	$228	$8,968

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$15,600	$15,500
Accrued liabilities	8,120	-
Due to stockholder	13,966	120

Total current liabilities	37,686	15,620

Total liabilities	37,686	15,620

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share; 750,000,000 shares authorized; 44,700,000 shares issued and outstanding
in 2009 and 2008, respectively	44,700	44,700
Additional paid-in capital	14,300	14,300
(Deficit) accumulated during the exploration stage	(96,458)	(65,652)

Total stockholders' (deficit)	(37,458)	(6,652)

Total Liabilities and Stockholders' (Deficit)	$228	$8,968

The accompanying notes to financial statements are
an integral part of these balance sheets.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEARS ENDED AUGUST 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006) THROUGH AUGUST 31, 2009

			Cumulative
			From
	2009	2008	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	20,620	42,012	67,632
Office and miscellaneous	8,596	12,934	23,490
Filing fees	1,590	3,621	5,336

Total general and administrative expenses	30,806	58,567	96,458

(Loss) from Operations	(30,806)	(58,567)	(96,458)

Other Income (Expense)	-	-	-

Provision for Income Taxes	-	-	-

Net (Loss)	$(30,806)	$(58,567)	$(96,458)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	44,700,000	40,277,869

The accompanying notes to financial statements are
an integral part of these statements.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (JUNE 12, 2006) THROUGH AUGUST 31, 2009

						(Deficit)
					Common	Accumulated
			Discount on	Additional	Stock	During the
	Common stock		Common	Paid-in	Subscriptions	Development
Description	Shares	Amount	Stock	Capital	Receivable	Stage	Totals

Balance - June 12, 2006	-	$-	$-	$-	$-	$-	$-

Common stock subscribed by Directors	30,000,000	30,000	(20,000)	-	(10,000)	-	-

Net (loss) for the period	-	-	-	-	-	(1,230)	(1,230)

Balance - August 31, 2006	30,000,000	$30,000	$(20,000)	$-	$(10,000)	$(1,230)	$(1,230)

Payment on common stock subscribed by Directors	-	-	-	-	10,000	-	10,000

Net (loss) for the period	-	-	-	-	-	(5,855)	(5,855)

Balance - August 31, 2007	30,000,000	30,000	(20,000)	-	-	(7,085)	2,915

Common stock issued for cash	14,700,000	14,700	20,000	14,300	-	-	49,000

Net (loss) for the period	-	-	-	-	-	(58,567)	(58,567)

Balance - August 31, 2008	44,700,000	44,700	-	14,300	-	(65,652)	(6,652)

Net (loss) for the period	-	-	-	-	-	(30,806)	(30,806)

Balance - August 31, 2009	44,700,000	$44,700	$-	$14,300	$-	$(96,458)	$(37,458)

Effective September 23, 2009, the Company effected a 15 for 1 forward stock split.

The accompanying notes to financial statements are
an integral part of this statement.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED AUGUST 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006) THROUGH AUGUST 31, 2009

			Cumulative
			From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(30,806)	$(58,567)	$(96,458)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in operating assets & liabilities-
Prepaid expenses	7,500	(7,500)	-
Accounts payable - Trade	100	9,770	15,600
Accrued liabilities	8,120	-	8,120

Net Cash (Used in) Operating Activities	(15,086)	(56,297)	(72,738)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from stockholder loan	13,846	20,120	35,321
Payments on stockholder loan	-	(21,355)	(21,355)
Issuance of common stock for cash	-	49,000	59,000

Net Cash Provided by Financing Activities	13,846	47,765	72,966

Net (Decrease) Increase in Cash	(1,240)	(8,532)	228

Cash - Beginning of Period	1,468	10,000	-

Cash - End of Period	$228	$1,468	$228

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statments.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, AND 2008

(1)     Summary of Significant Accounting Policies

    General Organization and Business

Sara Creek Gold Corp. (“the Company”) is a Nevada corporation in the exploration stage.  The Company was incorporated under the laws of the State of Nevada on June 12, 2006, under the name of Uventus Technologies Corp.  The Company originally was in the business of online book publishing.  Because the Company was not successful in implementing its business plan, it considered various alternatives to ensure the viability and solvency of the Company.  On September 23, 2009, the Company merged with its wholly owned subsidiary (Sara Creek Gold Corp.), and changed its name to Sara Creek Gold Corp. to better reflect its new business plan which is the acquisition, exploration, and development of gold and other mineral resource properties.  The accompanying financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

    Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investments instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Revenue Recognition

The Company is in the exploration stage and has yet to realize revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred, provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the years ended August 31, 2009, and 2008.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, AND 2008

   Dividends

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods presented.

   Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts The Company could realize in a current market exchange.  As of August 31, 2009, and 2008, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

   Concentration of Risk

As of August 31, 2009, and 2008, the Company maintained its cash account at one commercial bank.  The account was subject to FDIC coverage.

   Subsequent Events

The management of the Company performs a review and evaluation of subsequent events following the end of each quarterly and annual financial period.  For the year ended August 31, 2009, the review and evaluation of subsequent events for proper accrual and disclosure was completed through December 14, 2009, which was the date the financial statements were available to be issued.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, AND 2008

  Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of August 31, 2009, and 2008, and expenses for the years ended August 31, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

 (2)    Exploration Stage Activities and Going Concern

The Company is currently in the exploration stage and has engaged in limited operations.  While management of the Company believes that it will be successful in its planned capital formation and operating activities, there can be no assurance that the Company will be successful in the development of its planned objectives and generate sufficient revenues to earn a profit or sustain the operations of the Company.

The Company’s activities through August 31, 2009, have been supported by equity financing.  It has sustained losses in all previous reporting periods with a cumulative since inception loss of $96,458 as of August 31, 2009.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger, or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception and its cash resources are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)     Common Stock

The Company is authorized to issue 750,000,000 shares of $0.001 par value common stock.  All shares of common stock have equal voting rights, are non-assessable, and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50 percent of the common stock could, if they choose to do so, elect all of the Directors of the Company.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, AND 2008

On September 23, 2009, the Company effected a 15-for-1 forward stock split of its authorized, issued, and outstanding common stock.  As a result, the authorized capital of the Company increased from 50,000,000 shares of common stock with a par value of $0.001, to 750,000,000 shares of common stock with a par value of $0.001.  The accompanying financial statements have been adjusted accordingly to reflect this forward stock split.

On June 12, 2006, the Company issued 30,000,000 shares of its common stock (post forward stock split) at $.0003 per share to Directors under a stock subscription agreement.  The Directors paid $10,000 for these shares during the year ended August 31, 2007.

In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 18,000,000 shares of newly issued common stock (post forward stock split) at a price of $0.0033 per share in the public markets.  The Registration Statement on Form SB-2 was filed with the SEC on October 22, 2007, and declared effective on November 5, 2007.  On February 14, 2008, the Company completed and closed the offering by selling 14,700,000 shares (post forward stock split), of the 18,000,000 registered shares (post forward stock split), of its common stock, par value of $0.001 per share, at an offering price of $0.0033 per share for gross proceeds of $49,000.

(4)      Income Taxes

The provision (benefit) for income taxes for the years ended August 31, 2009, and 2008, were as follows (assuming a 15 percent effective income tax rate):

	2009	2008

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$4,621	$8,785
Change in valuation allowance	(4,621)	(8,785)

Total deferred tax provision	$-	$-

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, AND 2008

The Company had deferred income tax assets as of August 31, 2009, and 2008, as follows:

	2009	2008

Loss carryforwards	$14,469	$9,848
Less - Valuation allowance	(14,469)	(9,848)

Total net deferred tax assets	$-	$-

The Company had net operating loss carryforwards for income tax reporting purposes of $96,458 and $65,652 as of August 31, 2009, and 2008, respectively, that may be offset against future taxable income.  The net operating loss carryforwards begin to expire in the year 2026.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(5)     Related Party Transactions

As of August 31, 2009, there was a balance owed to a stockholder of the Company in the amount of $13,966 (2008: $120).  This balance is unsecured, non-interest bearing and has no specific terms of repayment.

The officers and Directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

(6)     Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, AND 2008

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations – Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.”  SFAS No. 141R will significantly change the accounting for business combinations.  Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R will change the accounting treatment for certain specific items, including:

●	Acquisition costs will be generally expensed as incurred;
●	Noncontrolling interests (formerly known as “minority interests” – see SFAS No. 160) will be valued at fair value at the acquisition date;
●
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount of the amount determined under existing guidance for non-acquired contingencies;

●	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
●	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
●	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing GAAP until January 1, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, AND 2008

-	disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;
-	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
-	disclosure of information about credit-risk-related contingent features; and
-	cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles” (“SAS No. 69”).  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)
FASB Statements of the Financial Accounting Standards Board and Interpretations, FASB Statement No. 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, AND 2008

d)
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS No. 69 for state and local governmental entities and federal governmental entities.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60.  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  SFAS No. 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, AND 2008

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, “Goodwill and Other Intangible Assets,” to make it fully applicable to not-for-profit entities.

SFAS No. 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”). FASB No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 provides:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On June 9, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 revises the derecognization provision of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  It also eliminates the concept of a "qualifying special-purpose entity."

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, AND 2008

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 167 “Amendments to FASB Interpretation No. 46(R)" (SFAS No. 167”).  SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168").  SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification did not change GAAP, but reorganizes the literature.

SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(7)     Subsequent Events

   Stock Split

On September 23, 2009, the Company effected a 15-for-1 forward stock split of its authorized, issued, and outstanding common stock.  As a result, the authorized capital of the Company increased from 50,000,000 shares of common stock with a par value of $0.001, to 750,000,000 shares of common stock with a par value of $0.001.  The accompanying financial statements have been adjusted accordingly to reflect this forward stock split.

   Merger and Name Change

On September 23, 2009, the Company merged with its wholly owned subsidiary (Sara Creek Gold Corp.), and changed its name to Sara Creek Gold Corp. to better reflect its new business plan.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, AND 2008

   Investment Agreement

On September 30, 2009, the Company and Orion Resources, N.V. (“Orion”), a Suriname corporation, entered into a Share Acquisition and Investment Agreement (the “Investment Agreement”) whereby the Company agreed to acquire one (1) share in the capital of Orion, which will represent 50 percent of Orion’s issued and outstanding capital, for a purchase price of $2,000,000.  Orion is a resource company with a 100 percent interest in and to a resource property consisting of two exploration concessions consisting of 56,920 hectares (the “Property”), located in east central Suriname, in the districts of Brokopondo and Sipalilwini.  At closing, the Company’s CEO is to be appointed as a Director of Orion.  The Investment Agreement was scheduled to close on November 15, 2009 or such other date as agreed to by the Company and Orion.  Since the closing of the Investment Agreement did not occur on or before November 15, 2009, the Company and Orion entered into a Share Purchase Extension Agreement dated November 15, 2009 (the “Extension Agreement”) whereby the closing date of the Investment Agreement has been extended to December 31, 2009, or such other date as agreed to by the Company and Orion.

In addition, on October 5, 2009, the Company and Kapelka Exploration Inc. (“Kapelka”), an Alberta corporation, entered into a Share Purchase Option Agreement (the “Option Agreement”) whereby Kapelka granted the Company the exclusive right and option to purchase the one share of Orion currently registered to Kapelka (the “Share”), which as of the date of the Option Agreement represented 100 percent of Orion’s issued and outstanding capital.

On November 15, 2009, the Company and Kapelka entered into a Share Purchase Option Amending Agreement (the “Amendment Agreement”) whereby the parties agreed to amend the Option Agreement such that the expenditures on exploration by the Company are to start on January 6, 2010, instead of November 15, 2009, (as originally agreed upon).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company’s current independent auditor is Davis Accounting Group P.C.

On August 7, 2009, the Board of Directors of the Company dismissed Moore & Associates Chartered, its independent registered public accounting firm.  On the same date, August 7, 2009, the accounting firm of Seale and Beers, CPA’s, LLC, was engaged as the Company’s new independent registered public accounting firm.  The Board of Directors of the Company and the Company’s Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPA’s, LLC, as its independent auditor.  None of the reports of Moore & Associates Chartered on the Company’s financial statements for either of the past two fiscal years ended August 31, 2007 or 2008 or subsequent interim periods contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company’s audited financial statements in its Form 10-KSB for the fiscal year ended August 31, 2008 contained a going concern qualification in the Company’s audited financial statements.

During the Company’s past two fiscal years ended August 31, 2007 and 2008 and the subsequent interim periods thereto, there were no disagreements with Moore & Associates Chartered whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore & Associates Chartered’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements.

On August 7, 2009, the Company engaged Seale and Beers, CPA’s, LLC, as its independent registered public accounting firm.  During the past two fiscal years ended August 31, 2007 and 2008 and the interim periods preceding the engagement, the Company has not consulted Seale and Beers, CPA’s, LLC, regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

On September 29, 2009, the Company dismissed Seale and Beers, CPA’s, LLC, as its independent registered public accounting firm, and engaged Davis Accounting Group.  The Board of Directors of the Company approved of the dismissal of Seale and Beers, CPA’s, LLC, and the engagement of Davis Accounting Group as its independent auditor.

As the Company only engaged Seale and Beers, CPA’s, LLC, as of August 7, 2009, Seale and Beers, CPA’s, LLC, did not issue a report on the Company's financial statements for the fiscal years ended August 31, 2009 or August 31, 2008.

During the Company's two most recent fiscal years and the period through September 29, 2009, there were no disagreements with Seale and Beers, CPA’s, LLC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Seale and Beers, CPA’s, LLC, would have caused it to make reference to the subject matter of the disagreements in connection with its report.  Further, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K occurring from during the Company's two most recent fiscal years and the period through September 29, 2009.

During the period prior to the engagement of Davis Accounting Group, neither the Company nor anyone on its behalf consulted Davis Accounting Group regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.  Further, Davis Accounting Group has not provided written or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of August 31, 2009.

Annual Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of August 31, 2009, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) lack of a formal whistleblower policy.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2009.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.
we plan to create a position to segregate duties consistent with control objectives and plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us; and

2.
we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter of the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth certain information regarding the members of our Board of Directors, executive officers and our significant employees as of December 10, 2009:

Name	Age	Positions and Offices Held
Jean Pomerleau(1)	50	President, CEO, CFO, Secretary, Treasurer and Director

Notes:
(1)	Mr. Jean Pomerleau was appointed our President, CEO, CFO, Secretary, Treasurer and a director of the Company effective August 17, 2009.

Family Relationships

There are no family relationships between any of the Company’s directors or executive officers.

Business Experience

The following is the business experience of our sole director and officer as at December 10, 2009:

Mr. Jean (Ted) Pomerleau (age 50) is currently our President, CEO, CFO, Secretary, Treasurer and a director of our Company.  From 2007 to present, Mr. Pomerleau has been a self employed business consultant assisting companies with mining operations and reviewing projects for acquisition or merger as well as assisting with preparing companies wishing to move to the public market forum.  From 1999 to 2008, Mr. Pomerleau was the President of Marken Capital Corp., a private Alberta corporation, where he was involved with coordination and implementation of international corporate projects, carried out strategic planning, managed operations, reviewed projects for acquisition and assisted with fundraising efforts for certain projects.  Moreover, Mr. Pomerleau assisted with reviving several publicly traded companies by finding resource projects for them, finding appropriate management, raising funds and locating buyers for the company or its assets.  From 1998 to 2005, Mr. Pomerleau was the Vice President of Operations for TransAkt Corp. (OTCBB: TAKDF) which is in the VoIP business and prior to that the wireless payment technology business.  Mr. Pomerleau’s duties at TransAkt were to manage the distribution and sales team in North America, manage the product from the manufacturing facility in Taiwan to distribution channels in North America and assist with financing and taking the company public.  Mr. Pomerleau received a Diploma in Drilling Fluid Technologies from Dresser Industries Technical School in Houston, TX in 1980 and has completed the Canadian Securities Course as well as the Canadian Mutual Fund and Dealers Courses.

Involvement in Certain Legal Proceedings

We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended August 31, 2009, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis other than the following:

1.
Mr. Jean Pomerleau failed to timely file his Form 4 with respect to his purchase of 2,000,000 pre forward stock split shares from Mr. Richard Pak within two days of September 9, 2009.  Mr. Pomerleau’s Form 4 was filed on September 17, 2009; and

2.
Mr. Richard Pak failed to timely file his Form 4 with respect to his sale of 2,000,000 pre forward stock split shares to Mr. Jean Pomerleau within two days of September 9, 2009.  Mr. Pak’s Form 4 was filed on September 22, 2009.

Code of Ethics

As of August 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Audit Committee

We do not have a separately-designated standing audit committee.  The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee.  The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting.  In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

The Company intends to adopt an audit committee in the future.

Nomination Committee

At the present time, the Company does not have a nomination committee.  The Company intends to adopt a nomination committee in the future.

When evaluating director nominees, our directors consider the following factors:

●	the appropriate size of our Board of Directors;
●	our needs with respect to the particular talents and experience of our directors;
●
the knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

●	experience in political affairs;
●	experience with accounting rules and practices; and
●	the desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience.  In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders.  In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service.  Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination.  If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above.  Current members of the Board are polled for suggestions as to individuals meeting the criteria described above.  The Board may also engage in research to identify qualified individuals.  To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary.  The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

ITEM 11. EXECUTIVE COMPENSATION

In this item, “Named Executive Officer” means:

(i)	all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level;

(ii)
the Company’s two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year and whose total compensation exceeds $100,000; and

(iii)
up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year.

Summary Compensation Table

The following table contains disclosure of all plan and non-plan compensation awarded to, earned by, or paid to the Company’s Named Executive Officers by any person for all services rendered in all capacities to the Company and its subsidiaries during the Company’s fiscal years completed August 31, 2009, and 2008:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jean Pomerleau(1) President, CEO, CFO, Secretary, Treasurer & Director	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Richard Pak(2) Former President, CEO, CFO, Secretary, Treasurer & Director	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

James Pak Former CFO	2009 2008	- Nil	- Nil	- Nil	- Nil	- Nil	- Nil	- Nil	- Nil

Notes:
(1)	Mr. Jean Pomerleau was appointed President, CEO, CFO, Secretary, Treasurer and a director of the Company on August 17, 2009.
(2)	Mr. Richard Pak resigned as our President, CEO, CFO, Secretary and Treasurer on August 17, 2009, and resigned as a director of the Company on September 10, 2009.
(3)	Mr. James Pak resigned as our Secretary, Treasurer, Chief Financial Officer and as a director of the Company on May 14, 2008.

Narrative Disclosure to the Summary Compensation Table

As at August 31, 2009, we did not pay any compensation to our Named Executive Officers.  However, we reserve the right to compensate our Named Executive Officers in the future with cash, stock, options, or some combination of the foregoing.

Outstanding Equity Awards at Fiscal Year-End

We did not issue any stock options or equity incentive plan awards to our Named Executive Officers as of the end of the Company’s fiscal year ended August 31, 2009.

Retirement Benefits and Change of Control

Not applicable.

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended August 31, 2009 (unless already disclosed above):

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Jean Pomerleau(1) President, CEO, CFO, Secretary, Treasurer & Director	See Above.	See Above.	See Above.	See Above.	See Above.	See Above.	See Above.

Richard Pak(2) Former President, CEO, CFO, Secretary, Treasurer & Director	See Above.	See Above.	See Above.	See Above.	See Above.	See Above.	See Above.

Notes:
(1)	Mr. Jean Pomerleau was appointed as a director of the Company on August 17, 2009.
(2)	Mr. Richard Pak resigned as a director of the Company on September 10, 2009.

Narrative Disclosure to the Director Compensation Table

As at August 31, 2009, we did not pay any compensation to our directors.  However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the foregoing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 10, 2009 (the “Determination Date”), with respect to the Company’s directors, Named Executive Officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s common stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group.  common stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of common stock owned by such individual.  Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

As of the Determination Date, there are 44,700,000 (post forward stock split) shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership(1)	Percent of common stock
Jean Pomerleau	President, CEO, CFO, Secretary, Treasurer & Director	30,000,000 Direct	67.11%
Directors and Officers as a group (1 person)		30,000,000	67.11%

Notes:
(1)
Beneficial ownership of common stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days or acquires such securities with the purpose or effect of changing or influencing the control of the Company.

Change in Control

On August 28, 2009, Mr. Richard Pak, a director of our company (and our former President, CEO, CFO, Secretary and Treasurer), agreed to sell all of his 2,000,000 shares (pre-forward stock split) of our issued and outstanding common stock to Mr. Jean Pomerleau, our President, CEO, CFO, Secretary, Treasurer and a director of our company, for an aggregate price of $20,000 to be paid on or before September 10, 2009, pursuant to a stock purchase agreement.

The closing of the foregoing stock purchase agreement took place on September 9, 2009, and as of such date, Mr. Jean Pomerleau became the owner of 2,000,000 shares (pre-forward stock split) of our common stock representing approximately 67% of our issued and outstanding common stock.

The foregoing description of the stock purchase transaction does not purport to be complete and is qualified in its entirety by reference to the stock purchase agreement, which was filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 1, 2009, and which is incorporated herein by reference.

In connection with the closing of the forgoing stock purchase agreement, on September 10, 2009, Mr. Richard Pak resigned as a director of our Company for personal reasons.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no transactions, since the beginning of the Company’s fiscal year ended August 31, 2009, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 or one percent of the average of the Company’s total assets at year end for the last two fiscal years, and in which any related person had or will have a direct or indirect material interest except as follows:

On August 28, 2009, Mr. Richard Pak, a director of our company (and our former President, CEO, CFO, Secretary and Treasurer), agreed to sell all of his 2,000,000 shares (pre-forward stock split) of our issued and outstanding common stock to Mr. Jean Pomerleau, our President, CEO, CFO, Secretary, Treasurer and a director of our company, for an aggregate price of $20,000 to be paid on or before September 10, 2009, pursuant to a stock purchase agreement.  See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Change in Control” above for a description of the stock purchase agreement.

Director Independence

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “OTCBB”).  The OTCBB does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.  However, under the definition of “Independent Director” as set forth in the NYSE AMEX Company Guide Section 8.03A, our current sole director would not qualify as an “Independent Director”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the fees billed by our auditor in connection with the audit of our annual financial statements for the years ended August 31, 2009, and 2008.

Financial Statements for Year Ended August	Audit Fees(1)	Audit Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2009	$11,000	$Nil	$Nil	$Nil
2008	$14,200	$Nil	$Nil	$Nil

Notes:
(1)
The aggregate fees billed for the fiscal year for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for that fiscal years.

(2)
The aggregate fees billed in the fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in Note 1.

(3)	The aggregate fees billed in the fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.
(4)	The aggregate fees billed in the fiscal year for the products and services provided by the principal accountant, other than the services reported in Notes (1), (2) and (3).

Audit Committee’s Pre-Approval Practice

Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

Exhibits

Exhibit No.	Description of Exhibit

3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
3.3(2)	Articles of Merger filed with the Secretary of State of Nevada on September 2, 2009, and which was effective September 23, 2009.
3.4(2)	Certificate of Change filed with the Secretary of State of Nevada on September 2, 2009, and which was effective September 23, 2009.
10.1(3)	Stock purchase agreement, dated August 28, 2009, by and between Mr. Richard Pak and Mr. Jean Pomerleau.
10.2(4)	Share Acquisition and Investment Agreement between Sara Creek Gold Corp. and Orion Resources, N.V., dated September 30, 2009.
10.3(4)	Share Purchase Option Agreement between Sara Creek Gold Corp. and Kapelka Exploration Inc., dated October 5, 2009.
10.4(5)	Share Purchase Extension Agreement between Sara Creek Gold Corp. and Orion Resources, N.V., dated November 15, 2009.
10.5(5)	Share Purchase Option Amending Agreement between Sara Creek Gold Corp. and Kapelka Exploration Inc., dated November 15, 2009.
31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. Section 1350
32.2	Certificate pursuant to 18 U.S.C. Section 1350

Notes:
(1)	Previously filed on Form SB-2 with the SEC via EDGAR on October 22, 2007, and incorporated herein by reference.
(2)	Previously filed on Form 8-K with the SEC via EDGAR on September 25, 2009, and incorporated herein by reference.
(3)	Previously filed on Form 8-K with the SEC via EDGAR on September 1, 2009, and incorporated herein by reference.
(4)	Previously filed on Form 8-K with the SEC via EDGAR on October 7, 2009, and incorporated herein by reference.
(5)	Previously filed on amended Form 8-K with the SEC via EDGAR on November 20, 2009, and incorporated herein by reference.
(6)	Previously filed on Form 8-K with the SEC via EDGAR on August 7, 2009, and incorporated herein by reference.
(7)	Previously filed on Form 8-K with the SEC via EDGAR on September 30, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of December, 2009.

SARA CREEK GOLD CORP. (Registrant)

By: /s/ Jean Pomerleau

Jean Pomerleau
President, CEO, CFO, Secretary, Treasurer & Director (principal executive officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jean Pomerleau	President, CEO, CFO, Secretary,	December 15, 2009
Jean Pomerleau	Treasurer & Director

EXHIBIT INDEX

Exhibit #		Page#
31.1	Certificate pursuant to Rule 13a-14(a)	●
31.2	Certificate pursuant to Rule 13a-14(a)	●
32.1	Certificate pursuant to 18 U.S.C. Section 1350	●
32.2	Certificate pursuant to 18 U.S.C. Section 1350	●