Form 10-Q
period 2009-11-30
SARA CREEK GOLD CORP.
filed 2010-01-20
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number:     000-52892

SARA CREEK GOLD CORP.
(Exact name of Registrant as specified in its charter)

Nevada	98-0511130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5348 Vegas Drive, #236 Las Vegas, NV	89108
(Address of principal executive offices)	(Zip Code)

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
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

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
☒ Yes  ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

44,700,000 shares of common stock as of January 19, 2010.

USE OF NAMES

In this Quarterly Report, the terms “Sara Creek,” “Company,” “we,” or “our,” unless the context otherwise requires, mean Sara Creek Gold Corp. and its subsidiaries, if any.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this Quarterly Report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements.  Any or all of the forward-looking statements in this periodic report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

●	dependence on key personnel;
●	competitive factors;
●	the operation of our business; and
●	general economic conditions in the United States and Suriname.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this periodic report.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SARA CREEK GOLD CORP.
 (FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009, AND 2008
(Unaudited)

Financial Statements-

Balance Sheets as of November 30, 2009, and August 31, 2009	F-2

Statements of Operations and Comprehensive (Loss) for the Three Months
Ended November 30, 2009, and 2008, and Cumulative from Inception	F-3

Statements of Cash Flows for the Three Months Ended
November 30, 2009, and 2008, and Cumulative from Inception	F-4

Notes to Financial Statements November 30, 2009, and 2008	F-5

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF NOVEMBER 30, 2009 AND AUGUST 31, 2009
(Unaudited)

ASSETS
	As of	As of
	November 30,	August 31,
	2009	2009
Current Assets:
Cash	$1,114	$9,394
Prepaid expenses	405	-

Total current assets	1,519	9,394

Total Assets	$1,519	$9,394

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$22,831	$10,600
Accrued liabilities	42,620	20,620
Short-term loan	9,425	9,166
Due to stockholders	15,145	13,966
Due to related parties	2,461	-

Total current liabilities	92,482	54,352

Total liabilities	92,482	54,352

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 750,000,000 shares
authorized; 44,700,000 shares issued and outstanding	44,700	44,700
Additional paid-in capital	14,300	14,300
Accumulated other comprehensive income	905	-
(Deficit) accumulated during the exploration stage	(150,868)	(103,958)

Total stockholders' (deficit)	(90,963)	(44,958)

Total Liabilities and Stockholders' (Deficit)	$1,519	$9,394

The accompanying notes to financial statements are
an integral part of these balance sheets.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006) THROUGH NOVEMBER 30, 2009
(Unaudited)

	Three Months Ended		Cumulative
	November 30,		From
	2009	2008	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	37,789	2,000	112,921
Filing fees	3,043	-	8,379
Other	6,078	2,500	29,568

Total general and administrative expenses	46,910	4,500	150,868

(Loss) from Operations	(46,910)	(4,500)	(150,868)

Other Income (Expense)	-	-	-

Provision for Income Taxes	-	-	-

Net (Loss)	$(46,910)	$(4,500)	$(150,868)

Comprehensive (Loss):
Foreign currency translation adjustment	905	-	905

Total Comprehensive (Loss)	$(46,005)	$(4,500)	$(149,963)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	44,700,000	44,700,000

The accompanying notes to financial statements are
an integral part of these statements.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006) THROUGH NOVEMBER 30, 2009
(Unaudited)

	Three Months Ended		Cumulative
	November 30,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(46,910)	$(4,500)	$(150,868)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in operating assets & liabilities-
Prepaid expenses	(405)	2,500	(405)
Accounts payable - Trade	12,231	(4,000)	22,831
Accrued liabilities	22,000	-	42,620

Net Cash (Used in) Operating Activities	(13,084)	(6,000)	(85,822)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from short-term loan	259	-	9,425
Proceeds from stockholder loan	1,179	5,700	36,500
Payments on stockholder loan	-	-	(21,355)
Proceeds from related party loan	2,461	-	2,461
Issuance of common stock for cash	-	-	59,000

Net Cash Provided by Financing Activities	3,899	5,700	86,031

Effect of Exchange Rate Changes on Cash	905	-	905

Net Increase (Decrease) in Cash	(8,280)	(300)	1,114

Cash - Beginning of Period	9,394	1,468	-

Cash - End of Period	$1,114	$1,168	$1,114

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009, AND 2008
(Unaudited)

(1)           Summary of Significant Accounting Policies

    General Organization and Business

Sara Creek Gold Corp. (“the Company”) is a Nevada corporation in the exploration stage.  The Company was incorporated under the laws of the State of Nevada on June 12, 2006, under the name of Uventus Technologies Corp.  The Company originally was in the business of online book publishing. Because the Company was not successful in implementing its business plan, it considered various alternatives to ensure the viability and solvency of the Company.  On September 23, 2009, the Company merged with its wholly owned subsidiary (Sara Creek Gold Corp.), and changed its name to Sara Creek Gold Corp. to better reflect its new business plan to focus on the acquisition, exploration and development of gold and other mineral resource properties.

  Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

  Unaudited Interim Financial Statements

The interim financial statements of the Company as of November 30, 2009, and August 31, 2009, and for the three months ended November 30, 2009, and 2008, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of November 30, 2009, and August 31, 2009, and the results of its operations and its cash flows for the three months ended November 30, 2009, and 2008, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending August 31, 2010.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of August 31, 2009, filed with the SEC, for additional information, including significant accounting policies.

   Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investments instruments purchased with a maturity of three months or less to be cash and cash equivalents.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009, AND 2008
(Unaudited)
   Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”).  One of the Company’s cash accounts is denominated in Canadian dollars, and certain expenses are paid from this account.  Under SFAS No. 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period.  Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods.  Translation adjustments are included in other comprehensive income (loss) for the period.  Certain transactions paid from the Company’s Canadian dollar cash account are denominated in United States dollars, and certain transactions paid from the Company’s United States dollar cash account are denominated in Canadian dollars.  Translation gains or losses related to such transactions are recognized for each reporting period in the related statements of operations and comprehensive (loss).

   Revenue Recognition

The Company is in the exploration stage and has yet to realize revenues from operations.  It plans to realize revenues from sales when delivery of products or completion of services has occurred, provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months ended November 30, 2009, and 2008.

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
NOVEMBER 30, 2009, AND 2008
(Unaudited)

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts The Company could realize in a current market exchange.  As of November 30, 2009, and August 31, 2009, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

  Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of November 30, 2009, and August 31, 2009, and revenues and expenses for the three months ended November 30, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

  Subsequent Events

The management of the Company performs a review and evaluation of subsequent events following the end of each quarterly and annual financial period.  For the three months ended November 30, 2009, the review and evaluation of subsequent events for proper accrual and disclosure was completed through January 19, 2010, which was the date the financial statements were available to be issued.

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

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009, AND 2008
(Unaudited)

The Company’s activities to date have been supported by equity financing and loans.  It has sustained losses in all previous reporting periods with a cummulative loss since inception of $150,868 as of November 30, 2009.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009, AND 2008
(Unaudited)
(4)           Income Taxes

The provision (benefit) for income taxes for the three months ended November 30, 2009, and 2008, were as follows (assuming a 15 percent effective income tax rate):

	2009	2008

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$7,036	$675
Change in valuation allowance	(7,036)	(675)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of November 30, 2009 and August 31, 2009, as follows:

	November 30,	August 31,
	2009	2009

Loss carryforwards	$22,630	$15,594
Less - Valuation allowance	(22,630)	(15,594)

Total net deferred tax assets	$-	$-

The Company had net operating loss carryforwards for income tax reporting purposes of $150,868 and $103,958 as of November 30, 2009 and August 31, 2009, respectively, that may be offset against future taxable income.  The net operating loss carryforwards begin to expire in the year 2026.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009, AND 2008
(Unaudited)
No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(5)           Material Agreements

On September 30, 2009, the Company and Orion Resources, N.V. (“Orion”), a Suriname corporation, entered into a Share Acquisition and Investment Agreement (the “Investment Agreement”) whereby the Company agreed to acquire one (1) share in the capital of Orion, which will represent 50 percent of Orion’s issued and outstanding capital, for a purchase price of $2,000,000.  Orion is a resource company with a 100 percent interest in and to a resource property consisting of two exploration concessions amounting to 56,920 hectares (the “Property”), located in east central Suriname, in the districts of Brokopondo and Sipalilwini.  At closing, the Company’s CEO is to be appointed as a Director of Orion.  The Investment Agreement was scheduled to close on November 15, 2009, or such other date as agreed to by the Company and Orion.  Since the closing of the Investment Agreement did not occur on or before November 15, 2009, the Company and Orion entered into a Share Purchase Extension Agreement dated November 15, 2009 (the “Extension Agreement”), whereby the closing date of the Investment Agreement was extended to December 31, 2009, or such other date as agreed to by the Company and Orion.  Since the closing of the Investment Agreement was not going to occur on or before December 31, 2009, the Company and Orion entered into a Share Purchase Extension #2 Agreement dated December 30, 2009 (the “Second Extension Agreement”), whereby the closing date of the Investment Agreement has been extended to February 1, 2010, or such other date as agreed to by the Company and Orion.

In addition, on October 5, 2009, the Company and Kapelka Exploration Inc. (“Kapelka”), an Alberta corporation, entered into a Share Purchase Option Agreement (the “Option Agreement”) whereby Kapelka granted the Company the exclusive right and option to purchase the one share of Orion currently registered to Kapelka (the “Share”), which as of the date of the Option Agreement represented 100 percent of Orion’s issued and outstanding capital.  Pursuant to the terms of the Option Agreement, the Company can exercise its option to acquire the Share on or before September 30, 2011, by:

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
NOVEMBER 30, 2009, AND 2008
(Unaudited)
(ii)
issuing to Kapelka’s shareholders in aggregate 12,000,000 fully paid and non-assessable restricted shares of common stock of the Company (the “Payment Shares”) in the most tax efficient manner and in accordance with all applicable securities laws.

On November 15, 2009, the Company and Kapelka entered into a Share Purchase Option Amending Agreement (the “Amendment Agreement”), whereby the parties agreed to amend the Option Agreement such that the expenditures on exploration by the Company are to start on January 6, 2010, instead of November 15, 2009 (as originally agreed upon).  Furthermore, on December 30, 2009, the Company and Kapelka entered into a Share Purchase Option Amending Agreement #2 (the “Amendment Agreement #2”), whereby the parties agreed to amend the Option Agreement such that the expenditures on exploration by the Company are to start on February 1, 2010, instead of January 6, 2010.

(6)           Related Party Transactions

As of November 30, 2009 and August 31, 2009, there was a balance owed to a stockholder of the Company in the amount of $13,966.  This balance is unsecured, non-interest bearing, and has no specific terms of repayment.

As of November 30, 2009 and August 31, 2009, there was a balance owed to a stockholder and Director of the Company in the amount of $1,179 and $0, respectively.  This balance is unsecured, non-interest bearing, and has no specific terms of repayment.

As of November 30, 2009 and August 31, 2009, there was a balance owed to Kapelka in the amount of $2,320 and $0, respectively.  This balance is unsecured, non-interest bearing, and has no specific terms of repayment.

As of November 30, 2009 and August 31, 2009, there was a balance owed to a Director of Kapelka in the amount of $141 and $0, respectively.  This balance is unsecured, non-interest bearing, and has no specific terms of repayment.

The officers and Directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

(7)           Short-term Loan

As of November 30, 2009 and August 31, 2009, there was a balance owed to an unrelated party in the amount of $9,425 and $9,166, respectively.  This balance is unsecured, non-interest bearing, and is due upon demand.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009, AND 2008
(Unaudited)
(8)           Recent Accounting Pronouncements

On December 4, 2007, the FASB issued FASB Statement No. 160 (FASB ASC 160 810), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations – Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.”  SFAS No. 141R will significantly change the accounting for business combinations.  Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;
•	Noncontrolling interests (formerly known as “minority interests” – see SFAS No. 160) will be valued at fair value at the acquisition date;
•
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount of the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009, AND 2008
(Unaudited)

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

On March 19, 2008, the FASB issued FASB Statement No. 161 (FASB ASC 161 815), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 requires:

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

On May 9, 2008, the FASB issued FASB Statement No. 162 (FASB ASC 162 105), “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

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
NOVEMBER 30, 2009, AND 2008
(Unaudited)

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

On May 26, 2008, the FASB issued FASB Statement No. 163 (FASB ASC 163 944), “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

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
NOVEMBER 30, 2009, AND 2008
(Unaudited)

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

On May 22, 2009, the FASB issued FASB Statement No. 164 (FASB ASC 164 958), “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  SFAS No. 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

On May 28, 2009, the FASB issued FASB Statement No. 165 (FASB ASC 165 855), “Subsequent Events” (“SFAS No.  165”).  FASB No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, SFAS No. 165 provides:

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009, AND 2008
(Unaudited)
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

On June 9, 2009, the FASB issued FASB Statement No. 166 (FASB ASC 166 860), “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140” (“SFAS No. 166”).  SFAS No. 166 revises the derecognization provision of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  It also eliminates the concept of a "qualifying special-purpose entity."

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 167 (FASB ASC 167 810), “Amendments to FASB Interpretation No. 46(R)" (SFAS No. 167”).  SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009, AND 2008
(Unaudited)
In June 2009, the FASB issued FASB Statement No. 168 (FASB ASC 168 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168").  SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification did not change GAAP, but reorganizes the literature.

SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(9)           Subsequent Events

  Short-term Loan

On December 9, 2009, the Company borrowed $50,000 from an unrelated party.  This loan is unsecured, non-interest bearing, and is due upon demand.

  Note Receivable

The Company loaned $30,000 to a related entity that issued to the Company a $30,000 promissory note dated December 11, 2009.  The note is unsecured, bears interest at 5 percent per annum, and is due December 11, 2010.

  Appointment of New Director

On December 22, 2009, the Company appointed Mr. Luc A. De Rooy as a new member of the Board of Directors.

  Material Agreement Amendments

Because the closing of the Investment Agreement with Orion (see Note 5) was not going to occur on or before December 31, 2009, the Company and Orion entered into a Share Purchase Extension #2 Agreement dated December 30, 2009 (the “Second Extension Agreement”), whereby the closing date of the Investment Agreement has been extended to February 1, 2010, or such other date as agreed to by the Company and Orion.

On December 30, 2009, the Company and Kapelka entered into a Share Purchase Option Amending Agreement #2 (the “Amendment Agreement #2”), whereby the parties agreed to amend the Option Agreement such that the expenditures on exploration by the Company are to start on February 1, 2010, instead of January 6, 2010 (see Note 5).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this Quarterly Report.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors

Overview of the Company

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

On September 30, 2009, the Company and Orion Resources, N.V. (“Orion”), a Suriname corporation, entered into a share acquisition and investment agreement (the “Investment Agreement”) whereby the Company agreed to acquire one (1) share in the capital of Orion, which will represent 50% of Orion’s issued and outstanding capital, for a purchase price of $2,000,000.  At closing, Mr. Jean Pomerleau, our President, CEO, CFO, Secretary, Treasurer and sole director is to be appointed as a director of Orion.  The Investment Agreement was scheduled to close on November 15, 2009, or such other date as agreed to by the Company and Orion.

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

Since the closing of the Investment Agreement was not going to occur on or before December 31, 2009, the Company and Orion entered into a Share Purchase Extension #2 Agreement dated December 30, 2009 (the “Second Extension Agreement”) whereby the closing date of the Investment Agreement has been extended to February 1, 2010, or such other date as agreed to by the Company and Orion.

The foregoing description of the Second Extension Agreement does not purport to be complete and is qualified in its entirety by reference to the Second Extension Agreement, which is attached hereto as Exhibit 10.1 and which is incorporated herein by reference.

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

On November 15, 2009, the Company and Kapelka entered into a Share Purchase Option Amending Agreement (the “Amendment Agreement”) whereby the parties agreed to amend the Option Agreement such that the expenditures on exploration by the Company were to start on January 6, 2010 instead of November 15, 2009.

The foregoing description of the Amendment Agreement does not purport to be complete and is qualified in its entirety by reference to the Amendment Agreement, which was attached as Exhibit 10.4 to the Company’s amended Form 8-K filed on November 20, 2009, and which is incorporated herein by reference.

On December 30, 2009, the Company and Kapelka entered into a Share Purchase Option Amending Agreement #2 (the “Amendment Agreement #2”) whereby the parties agreed to amend the Option Agreement such that the expenditures on exploration by the Company are to start on February 1, 2010 instead of January 6, 2010.

The foregoing description of the Amendment Agreement #2 does not purport to be complete and is qualified in its entirety by reference to the Amendment Agreement #2, which is attached hereto as Exhibit 10.2 and which is incorporated herein by reference.

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

During the quarter ended November 30, 2009, we have received CAD$10,000 (US$9,425) in loans from a non-related party, which loans are non-interest bearing and have no terms of repayment.

As of November 30, 2009, the Company had current assets of $1,519, including cash resources of $1,114, and current liabilities of $92,482 providing the Company with a working capital deficiency of $90,963 compared with a working capital deficiency of $44,958 as of August 31, 2009.

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

Results of Operation

Three Month Period Ended November 30, 2009

General and administrative fees:  General and administrative expenses were $46,910 and $4,500 for the three months ended November 30, 2009 and 2008, respectively.  This increase was due to the increased activity in the Company during the three months ended November 30, 2009.

Professional fees:  Professional fees were $37,789 and $2,000 for the three months ended November 30, 2009 and 2008, respectively.  This increase was due to the increased activity of the Company during the three months ended November 30, 2009.

Net Loss:  Net loss was $46,910 and $4,500 for the three months ended November 30, 2009 and 2008, respectively.  This increase in net loss of $42,410 resulted primarily from an increase in general and administrative expenses, which included professional fees of the Company during the three months ended November 30, 2009.

Subsequent Events

Subsequent to the quarter ended November 30, 2009 we have received $50,000 in loans from a non-related party, which loans are non-interest bearing and have no terms of repayment.

On December 11, 2009, we loaned US$30,000 to Ophir Exploration Inc, an Alberta corporation, for a period of one year at an interest rate of five percent (5%) per annum.  This loan was advanced to Ophir Exploration Inc. in order to allow for due diligence to take place on a potential acquisition, the terms of which are still to be negotiated.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of November 30, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter of the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active, or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  In addition, there are no proceedings in which any of our Directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On December 22, 2009, Mr. Luc A. De Rooy was appointed as a director of the Company.

Mr. Luc De Rooy (age 62) is a resident of Suriname and has a Masters degree in Geology from the University of Leiden, the Netherlands, which he received in 1975.  From 1998 to present, Mr. De Rooy has been the Managing Director of Orion Resources, a Suriname corporation.  From 1996 to present, Mr. De Rooy has been a private consultant which included services for the Suriname Government assisting in developing the country’s mining act as well as playing an active role in negotiations between the government and foreign mining partners.  From 1994 to 1995, Mr. De Rooy was the Managing Director of I.D.S., a company established to develop Moengo kaolin deposits.  From 1991 to 1993, Mr. De Rooy was the Chairman commissioned to negotiate with Alcoa to develop kaolin deposits as well as being an independent gold miner and consultant.  From 1983 to 1990, he served as Managing Director for Grassalco, Suriname State Mining Company, with its main activities in gold exploration in the Gros Rosebel area and crushed stone quarrying in Western Suriname.  Mr. De Rooy, working in collaboration with Placer Dome, was instrumental in the discovery of the Gros Rosebel gold mine, which is currently owned by IAMGOLD.  From 1976 to 1983, Mr. De Rooy worked for Geological and Mining Services (“GMD”) first as a field geologist in geological mapping and geochemical exploration, then as head of field operations and subsequent Head of GMD.  Mr. De Rooy completed a course in geochemical exploration at BRGM in Orleance, France in 1979 and in 1981, Mr. De Rooy completed a course in Negotiating with transnational corporations at UNCTC, Paramaribo.

On December 11, 2009, we loaned US$30,000 to Ophir Exploration Inc, an Alberta corporation, for a period of one year at an interest rate of five percent (5%) per annum.  This loan was advanced to Ophir Exploration Inc. in order to allow for due diligence to take place on a potential acquisition, the terms of which are still to be negotiated.

On December 30, 2009, the Company and Orion entered into a Share Purchase Extension #2 Agreement (the “Second Extension Agreement”) since the closing of the Investment Agreement was not going to occur on or before December 31, 2009, whereby the closing date of the Investment Agreement has been extended to February 1, 2010, or such other date as agreed to by the Company and Orion.

On December 30, 2009, the Company and Kapelka entered into a Share Purchase Option Amending Agreement #2 (the “Amendment Agreement #2”) whereby the parties agreed to amend the Option Agreement such that the expenditures on exploration by the Company are to start on February 1, 2010 instead of January 6, 2010.

ITEM 6. EXHIBITS

(a)	Exhibit List

10.1	Share Purchase Extension #2 Agreement between Sara Creek Gold Corp. and Orion Resources, N.V., dated December 30, 2009.
10.2	Share Purchase Option Amending Agreement #2 between Sara Creek Gold Corp. and Kapelka Exploration Inc., dated December 30, 2009.
10.3	Unsecured Promissory Note issued by Ophir Exploration Inc. in favor of Sara Creek Gold Corp., dated December 11, 2009.
31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350
32.2	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA CREEK GOLD CORP. (Registrant)

Date: January 19, 2010	By: /s/ Jean Pomerleau
Jean Pomerleau
President, CEO, CFO, Secretary, Treasurer & Director (principal executive officer and principal financial officer)