Form 10-Q
period 2010-02-28
SARA CREEK GOLD CORP.
filed 2010-04-27
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28,2010.

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

5348 Vegas Drive, #236 Las Vegas, NV
(Address of principal executive offices)

89108
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
[X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] Yes [   ] No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                     Accelerated filer [   ]
Non-accelerated filer   [   ] (Do not check if a smaller reporting company)Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

[X] Yes [   ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[   ] Yes [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

44,700,000 shares of common stock as of March 30, 2010.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this Quarterly Report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements.  Any or all of the forward-looking statements in this periodic report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	dependence on key personnel;
•	competitive factors;
•	the operation of our business; and
•	general economic conditions in the United States and Suriname.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SARA CREEK GOLD CORP.
 (FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, AND 2009
(Unaudited)

    Financial Statements-

Balance Sheets as of February 28, 2010, and August 31, 2009 .................................................................................................................F-2

Statements of Operations and Comprehensive (Loss) for the Three and Six Months
Ended February 28, 2010, and 2009, and Cumulative from Inception ................................................................................................ ..F-3

Statements of Cash Flows for the Six Months Ended
February 28, 2010, and 2009, and Cumulative from Inception .............................................................................................................F-4

Notes to Financial Statements February 28, 2010, and 2009 ...................................................................................................................F-5

SARA CREEK GOLD CORP. (FORMELY UVENTUS TECHNOLOGIES CORP.) (AN EXPLORATION STAGE COMPANY) BALANCE SHEETS (NOTE 2) AS OF FEBRUARY 28, 2010, AND AUGUST 31, 2009 (Unaudited)

ASSETS
	As of	As of
	February 28,	August 31,
	2010	2009
Current Assets:
Cash	$ 3,483	$ 9,394
Accounts receivable -
Advances to related party – Ophir Exploration Inc.	30,000	-
Interest receivable	312	-
Total accounts receivable	30,312	-
Prepaid expenses – Rent	272	-
Total current assets	34,067	9, 394

Other Assets:
Note receivable – Related party – Kapelka Exploration Inc.	193,999	-
Total Assets	$ 228,066	$ 9,394

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable – Trade	$ 60,213	$ 10,600
Accrued liabilities	2,500	20,620
Short-term loan	271,003	9,166
Due to stockholders	16,802	13,966
Due to related parties	9	-
Total current liabilities	350,527	54,352
Total liabilities	350,527	54,352

Commitments and Contingencies

Stockholders’ (Deficit):
Common stock, par value $0.001 per share, 750,000,000 shares
authorized; 44,700,000 shares issued and outstanding	44,700	44,700
Additional paid-in capital	14,300	14,300
Accumulated other comprehensive income	2,217	-
(Deficit) accumulated during the exploration stage	(183,678)	(103,958)
Total stockholders’ (deficit)	(122,461)	(44,958)
Total Liabilities and Stockholders’ (Deficit)	$ 228,066	$ 9,394

The accompanying notes to the financial statements are an integral part of these balance sheets

SARA CREEK GOLD CORP.
(FORMERLY UNVETUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006) THROUGH FEBRUARY 28, 2010
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	February 28,		February 28,		From
	2010	2009	2010	2009	Inception

Revenues	$ -	$ -	$ -	$ -	$ -
Expenses:
General and administrative -
Professional fees	21,229	2,000	59,018	4,000	134,150
Filing fees	3,477	480	6,520	480	11,856
Other	8,416	3,596	14,494	6,096	37,984
Total general and administrative expenses	33,122	6,076	80,032	10,576	183,990
(Loss) from Operations	(33,122)	(6,076)	(80,032)	(10,576)	(183,990)
Other Income (Expense)
Interest Income (Expenses)	312	-	312	-	312
Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$ (32,810)	$ (6,076)	$ (79,720)	$ (10,576)	$ (183,678)

Comprehensive (Loss):
Foreign currency translation adjustment	1,312	-	2,217	-	2,217
Total Comprehensive (Loss)	$ (31,498)	$ (6,076)	$ (77,503)	$ (10,576)	$ (181,461)

(Loss) Per Common Share:
(Loss) per common share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common
Shares Outstanding – Basic and Diluted	44,700,000	44,700,000	44,700,000	44,700,000

The accompanying notes to the financial statements are an integral part of these statements.

SARA CREEK GOLD CORP.
(FORMELY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010, AND 2009
AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006)THROUGH FEBRUARY 28, 2010
(Unaudited)

	Six Months Ended		Cumulative
	February 28,		From
	2010	2009	Inception
Operating Activities:
Net (loss)	$ (79,720)	$ (10,576)	$ (183,678)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in operating assets & liabilities-
Prepaid expenses	(272)	5,000	(272)
Accounts payable – Trade	49,613	(2,000)	60,213
Accrued liabilities	(18,120)	-	2,500
Net Cash (Used in) Operating Activities	(48,499)	(7,576)	(121,237)

Investing Activities:
Advances to related party – Ophir Exploration Inc.	(30,312)	-	(30,312)
Notes receivable – Related party – Kapelka Exploration Inc.	(193,999)	-	(193,999)
Net Cash Provided by Investing Activities	(224,311)	-	(224,311)

Financing Activities:
Proceeds from short-term loan	261,837	-	271,003
Proceeds from stockholder loan	2,836	6,796	38,157
Payments on stockholder loan	-	-	(21,355)
Proceeds from related party loan	9	-	9
Issuance of common stock for cash	-	-	59,000
Net Cash Provided by Financing Activities	264,682	6,796	346,814
Effects of Exchange Rate Changes on Cash	2,217	-	2,217
Net Increase (Decrease) in Cash	(5,911)	(780)	3,483
Cash – Beginning of Period	9,394	1,468	-
Cash – End of Period	$ 3,483	$ 688	$ 3,483

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes to financial statements are an integral part of these statements.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, AND 2009
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

  Accounting Basis

The accompanying  financial statements were prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

  Unaudited Interim Financial Statements

The interim financial statements of the Company as of February 28, 2010, and August 31, 2009, and for the three and six months ended February 28, 2010, and 2009, and cumulative from inception, are unaudited.  However, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of February 28, 2010, and August 31, 2009, and the results of its operations and its cash flows for the three and six months ended February 28, 2010, and 2009, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending August 31, 2010.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of August 31, 2009, filed with the SEC, for additional information, including significant accounting policies.

   Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investments instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to FASB Statement No. 52 (FASB ASC 830), “Foreign Currency Translation” ..  One of the Company’s cash accounts is denominated in Canadian dollars, and certain expenses are paid from this account.  Under SFAS No. 52 (FASB ASC 830), all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period.  Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods.  Translation adjustments are included in other comprehensive income (loss) for the period.  Certain transactions paid from the Company’s Canadian dollar cash account are denominated in United States dollars, and certain transactions paid from the Company’s United States dollar cash account are denominated in Canadian dollars.  Translation gains or losses related to such transactions are recognized for each reporting period in the related statements of operations and comprehensive (loss).

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, AND 2009
(Unaudited)
 Revenue Recognition

The Company is in the exploration stage and has yet to realize revenues from operations.  Once operations commence it plans to realize revenues from sales when delivery of products or completion of services has occurred, provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the six months ended February 28, 2010, and 2009.

  Income Taxes

The Company accounts for income taxes in accordance with FASB Statement No. 109 (FASB ASC 740), “Accounting for Income Taxes”.  Under SFAS No. 109(FASB ASC 740), deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of February 28, 2010, and August 31, 2009, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, AND 2009
(Unaudited)

  Estimates

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of February 28, 2010, and August 31, 2009, and revenues and expenses for the three and six months ended February 28, 2010, and 2009, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)Exploration Stage Activities and Going Concern

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

The Company’s activities to date have been supported by equity financing and loans.  It has sustained losses in all previous reporting periods with a cumulative net loss since inception of $183,678 as of February 28, 2010.  Management continues to seek funding from its stockholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the stockholders.

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

On September 23, 2009, the Company effected a 15-for-1 forward stock split of its authorized, issued, and outstanding common stock.  As a result, the authorized capital of the Company increased from 50,000,000 shares of common stock with a par value of $0.001 per share, to 750,000,000 shares of common stock with a par value of $0.001 per share.  The accompanying financial statements have been adjusted accordingly to reflect this forward stock split.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, AND 2009
(Unaudited)

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

(4)           Income Taxes

The provision (benefit) for income taxes for the six months ended February 28, 2010, and 2009, were as follows (assuming a 15 percent effective income tax rate):

	2010	2009

Current Tax Provision:
Federal-
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal-
Loss carryforwards	$ 11,958	$ 1,586
Change in valuation allowance	(11,958)	(1,586)

Total deferred tax provision	$ -	$ -

The Company had deferred income tax assets as of February 28, 2010 and August 31, 2009, as follows:

	February 28,	August 31,
	2010	2009

Loss carryforwards	$ 27,552	$ 15,594
Less - Valuation allowance	(27,552)	(15,594)

Total net deferred tax assets	$ -	$ -

The Company had net operating loss carryforwards for income tax reporting purposes of $183,678 and $103,958 as of February 28, 2010, and August 31, 2009, respectively, that may be offset against future taxable income.  The net operating loss carryforwards begin to expire in the year 2026.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, AND 2009
(Unaudited)

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(5) Material Agreements

On September 30, 2009, the Company and Orion Resources, N.V. (“Orion”), a Suriname corporation, entered into a Share Acquisition and Investment Agreement (the “Investment Agreement”) whereby the Company agreed to acquire one (1) share in the capital of Orion, which will represent 50 percent of Orion’s issued and outstanding capital, for a purchase price of $2,000,000.  Orion is a mineral resource company with a 100 percent interest in and to a resource property consisting of two exploration concessions amounting to 56,920 hectares (the “Property”), located in east central Suriname, in the districts of Brokopondo and Sipalilwini.  At closing, the Company’s CEO is to be appointed as a Director of Orion.  The Investment Agreement was scheduled to close on November 15, 2009, or such other date as agreed to by the Company and Orion.  Since the closing of the Investment Agreement did not occur on or before November 15, 2009, the Company and Orion entered into a Share Purchase Extension Agreement dated November 15, 2009 (the “Extension Agreement”), whereby the closing date of the Investment Agreement was extended to December 31, 2009, or such other date as agreed to by the Company and Orion.  Since the closing of the Investment Agreement did not occur on or before December 31, 2009, the Company and Orion entered into a Share Purchase Extension #2 Agreement dated December 30, 2009 (the “Second Extension Agreement”), whereby the closing date of the Investment Agreement was extended to February 1, 2010, or such other date as agreed to by the Company and Orion.  On February 1, 2010, the Investment Agreement expired.

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

(i)
paying a total of US$6,500,000 for expenditures associated with the exploration and development of the Orion Project (the “Capital Expenditures”), which Capital Expenditures may be made by the Company in such increments as it in its sole discretion determines (so long as the aggregate amount of such Capital Expenditures is made by or before September 30, 2011, and that a minimum amount of $250,000 per month is paid towards the Capital Expenditures commencing on or before November 15, 2009); and

(ii)
issuing to Kapelka’s shareholders in aggregate 12,000,000 fully paid and non-assessable restricted shares of common stock of the Company (the “Payment Shares”) in the most tax efficient manner and in accordance with all applicable securities laws.

On November 15, 2009, the Company and Kapelka entered into a Share Purchase Option Amending Agreement (the “Amendment Agreement”), whereby the parties agreed to amend the Option Agreement such that the expenditures for exploration by the Company are to start on January 6, 2010, instead of November 15, 2009 (as originally agreed).  Furthermore, on December 30, 2009, the Company and Kapelka entered into a Share Purchase Option Amending Agreement #2 (the “Amendment Agreement #2”), whereby the parties agreed to amend the Option Agreement such that the expenditures for exploration by the Company are to start on February 1, 2010, instead of January 6, 2010.  The Share Purchase Option Agreement and related Amending Agreements all expired unexercised.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, AND 2009
(Unaudited)
On January 20, 2010, the Company entered into a Loan Agreement with Kapelka.  Under the terms of the Loan Agreement, the Company agreed to provide Kapelka with a loan of up to $500,000 for general corporate purposes.  Any funds advanced under the loan facility must be repaid no later than December 31, 2015.  Kapelka in its sole discretion may repay the loan by issuing the Company shares in Kapelka at $1.00 per share.  The loan is non-interest bearing.  As of February 28, 2010, $193,999 has been advanced to Kapelka.

On February 3, 2010, the Company entered into a Memorandum of Understanding with Ophir Exploration Inc. (“Ophir”) and its shareholders for the purchase of all of the issued and outstanding shares of Ophir.  Ophir holds a lease and option agreement whereby it can earn up to a 100 percent interest in the Marpa Hill project in Suriname.  In order to obtain all of the issued and outstanding shares of Ophir, the Company must issue Ophir shareholders a total of 100,000 shares.  The closing was scheduled for March 1, 2010. However, it has been extended until the Company completes satisfactory due diligence.  The Company advanced Ophir $30,000 by way of an interest bearing loan which is repayable if the acquisition does not close.  Interest is 5 percent per annum.

(6)           Related Party Transactions

As of February 28, 2010, and August 31, 2009, there was a balance owed to a stockholder of the Company in the amount of $13,966.  This balance is unsecured, non-interest bearing, and has no specific terms of repayment.

As of February 28, 2010, and August 31, 2009, there was a balance owed to a stockholder and Director of the Company in the amount of $2,836 and $0, respectively.  This balance is unsecured, non-interest bearing, and has no specific terms of repayment.

As of February 28, 2010, and August 31, 2009, there was a balance due from Kapelka in the amount of $193,999 and $0, respectively.  This balance is unsecured, non-interest bearing, and has specific terms of repayment. For the terms of this note, see Note 5.

As of February 28, 2010, and August 31, 2009, there was a balance due from Ophir in the amount of $30,312 including interest of $312 and $0, respectively.  This balance is unsecured, interest bearing, and has specific terms of repayment. For the terms of this advance, see Note 5.

As of February 28, 2010, and August 31, 2009, there was a balance owed to a Director of Kapelka in the amount of $9 and $0, respectively.  This balance is unsecured, non-interest bearing, and has no specific terms of repayment.

The officers and Directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, AND 2009
(Unaudited)
(7)           Short-term Loan

As of February 28, 2010, and August 31, 2009, there was a balance owed to unrelated parties in the amount of $271,003 and $9,166, respectively.  This balance is unsecured, non-interest bearing, and is due upon demand.

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
FEBRUARY 28, 2010, AND 2009
(Unaudited)
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
FEBRUARY 28, 2010, AND 2009
(Unaudited)
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
FEBRUARY 28, 2010, AND 2009
(Unaudited)
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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the Company's financial statements.

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
FEBRUARY 28, 2010, AND 2009
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

SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.  The adoption of this pronouncement did not have a material impact on the Company's financial statements.

(9) Subsequent Events

  Short-term Loan

On March 19, 2010, the Company borrowed $50,000 from an unrelated party, and on March 23, 2010, borrowed an additional $50,000.  These loans are unsecured, non-interest bearing, and are due upon demand.

Advance on Note

On March 25, 2010, the Company advanced $50,000 to Kapelka under the terms of the loan agreement with Kapelka.

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

In addition, effective September 23, 2009, we have effected a fifteen (15) for one (1) forward stock split of our authorized, issued and outstanding common stock.  As a result, our authorized capital has increased from 50,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001 and correspondingly our issued and outstanding capital increased from 2,980,000 shares of common stock to 44,700,000 shares of common stock.

The name change and forward stock split both become effective with FINRA's Over-the-Counter Bulletin Board (the “OTCBB”) at the opening for trading on September 24, 2009, under the new stock symbol "SCGC".  Our CUSIP number is 80310R 107.

We are an exploration stage company, and have not generated any revenue to date.

Our Business

As of August 31, 2009, our last fiscal year end, we planned to develop an online e-book publishing business.  Our Internet based Company was to service authors who wanted to publish in electronic format.  Our Company was not going to charge a fee to authors to publish e-books, but rather was to focus on sales and marketing efforts to earn revenue on each incremental sale of e-books to customers.

On September 23, 2009, we decided to change the direction of our business to focus on the acquisition, exploration and development of gold and other mineral resource properties.

On September 30, 2009, the Company and Orion Resources, N.V. (“Orion”), a Suriname corporation, entered into a share acquisition and investment agreement (the “Investment Agreement”) whereby the Company agreed to acquire one (1) share in the capital of Orion, which will represent 50 percent of Orion’s issued and outstanding capital, for a purchase price of $2,000,000.  At closing, Mr. Jean Pomerleau, our President, CEO, CFO, Secretary, Treasurer and sole director was to be appointed as a Director of Orion.  The Investment Agreement was scheduled to close on February 15, 2009, or such other date as agreed to by the Company and Orion.

The foregoing description of the Investment Agreement does not purport to be complete and is qualified in its entirety by reference to the Investment Agreement, which was attached as Exhibit 10.1 to the Company’s Form 8-K filed on October 7, 2009, and which is incorporated herein by reference.

Since the closing of the Investment Agreement was not going to occur on or before February 15, 2009, the Company and Orion entered into a Share Purchase Extension Agreement dated February 15, 2009 (the “Extension Agreement”), whereby the closing date of the Investment Agreement has been extended to December 31, 2009, or such other date as agreed to by the Company and Orion.

The foregoing description of the Extension Agreement does not purport to be complete and is qualified in its entirety by reference to the Extension Agreement, which was attached as Exhibit 10.3 to the Company’s amended Form 8-K filed on February 20, 2009, and which is incorporated herein by reference.

Since the closing of the Investment Agreement was not going to occur on or before December 31, 2009, the Company and Orion entered into a Share Purchase Extension #2 Agreement dated December 30, 2009 (the “Second Extension Agreement”), whereby the closing date of the Investment Agreement was extended to February 1, 2010, or such other date as agreed to by the Company and Orion.

The foregoing description of the Second Extension Agreement does not purport to be complete and is qualified in its entirety by reference to the Second Extension Agreement, which was attached as Exhibit 10.1 to the Company’s Form 10-Q filed on January 19, 2010, and which is incorporated herein by reference.

Orion is a mineral resource company with a 100% interest in and to a resource property consisting of two contiguous exploration concessions consisting of 56,920 hectares (the “Orion Project”), located in east central Suriname, in the districts of Brokopondo and Sipalilwini.

Over the past 18 months, Orion has completed an extensive amount of geophysical and geochemical work combined with a significant amount of auguring on the Orion Project.

The Second Extension Agreement expired and the Company is in discussions with Orion to see if a new arrangement can be agreed upon.

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

(i)
paying a total of US$6,500,000 for expenditures associated with the exploration and development of the Orion Project (the “Capital Expenditures”), which Capital Expenditures may be made by the Company in such increments as it in its sole discretion determines (so long as the aggregate amount of such Capital Expenditures is made by or before September 30, 2011, and that a minimum amount of $250,000 per month is paid towards the Capital Expenditures commencing on or before February 15, 2009); and

(ii)
issuing to Kapelka’s shareholders in the aggregate 12,000,000 fully paid and non-assessable restricted shares of common stock of the Company (the “Payment Shares”) in the most tax efficient manner and in accordance with all applicable securities laws.

The foregoing description of the Option Agreement does not purport to be complete and is qualified in its entirety by reference to the Option Agreement, which was attached as Exhibit 10.2 to the Company’s Form 8-K filed on October 7, 2009, and which is incorporated herein by reference.

On February 15, 2009, the Company and Kapelka entered into a Share Purchase Option Amending Agreement (the “Amendment Agreement”) whereby the parties agreed to amend the Option Agreement such that the expenditures on exploration by the Company were to start on January 6, 2010, instead of November 15, 2009.

The foregoing description of the Amendment Agreement does not purport to be complete and is qualified in its entirety by reference to the Amendment Agreement, which was attached as Exhibit 10.4 to the Company’s amended Form 8-K filed on February 20, 2009, and which is incorporated herein by reference.

On December 30, 2009, the Company and Kapelka entered into a Share Purchase Option Amending Agreement #2 (the “Amendment Agreement #2”) whereby the parties agreed to amend the Option Agreement such that the expenditures on exploration by us was to start on February 1, 2010, instead of January 6, 2010.

The foregoing description of the Amendment Agreement #2 does not purport to be complete and is qualified in its entirety by reference to the Amendment Agreement #2, which was attached as Exhibit 10.2 to the Company’s Form 10-Q filed on January 19, 2010, and which is incorporated herein by reference.

The Amendment Agreement #2 expired; however, we are in discussions with Kapelka in order to reach new terms to continue with the acquisition.  As a step to reaching our goal, we entered into a Loan Agreement with Kapelka.  Under the terms of the Loan Agreement we agreed to provide Kapelka with a loan of up to $500,000 for general corporate purposes.  Any funds advanced under the loan facility must be repaid by no later than December 31, 2015.  Kapelka in its sole discretion may repay the loan by issuing us shares in Kapelka at the price of $1.00 per share.  The loan is non-interest bearing.  As of February 28, 2010, $193,999 has been advanced to Kapelka.

On February 3, 2010 we entered into a Memorandum of Understanding with Ophir Exploration Inc. (“Ophir”) and its shareholders for the purchase of all of the issued and outstanding shares of Ophir.  Ophir holds a lease and option agreement whereby it can earn up to a 100 percent interest in the Marpa Hill project in Suriname.  In order to obtain all of the issued and outstanding shares of Ophir, we must issue Ophir shareholders a total of 100,000 shares of our common stock.  The closing was scheduled for March 1, 2010; however, it has been extended until we complete satisfactory due diligence.  We advanced Ophir $30,000 by way of an interest bearing loan which is repayable if the acquisition does not close.  Interest accrues on this loan at the rate of 5 percent per annum.

Plan of Operations

Our overall strategy is to target the exploration and acquisition of mining concessions that allow for economically viable development and production with minimal net environmental impact when employing industry best practices.  In addition to direct acquisitions, we may compliment our growth through strategic joint ventures and partnerships where and when appropriate.

Our exploration target is to find mineral ore bodies containing gold.  Our success depends upon finding mineralized material.  This will require a determination by a geological consultant as to whether any mineral properties that we intended to acquire contains reserves.  Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of minerals to justify removal.

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

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance.  We are in the exploration stage of our business and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the implementation of our plan of operations, and possible cost overruns due to price and cost increases in services.

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

Liquidity and Capital Resources

Our independent registered auditors have issued a going concern opinion on our financial statements for the period ended August 31, 2009.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we locate mineral deposits and begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than the sale of minerals found on any properties we acquire.  Our only other source for cash at this time is investments by others in the Company.  We must raise cash to implement our project and stay in business.

As of February 28, 2009, we have received $271,003 in loans from a non-related party, which loans are non-interest bearing and have no terms of repayment.

As of February 28, 2010, the Company had total current assets of $34,067 including cash resources of $3,483, prepaid expenses of $272, advances to related party of $30,000 and interest receiveable of $312, with  total current liabilities of $350,527, providing the Company with a working capital deficit of $316,460 compared with a working capital deficiency of $44,958 as of August 31, 2009.

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

Results of Operation

Six Month Period Ended February 28, 2010, Versus Six Month Period Ended February 28, 2010

General and administrative fees:  General and administrative expenses were $80,032 and $ 10,576 for the six months ended February 28, 2010, and 2009, respectively.  This increase was due primarily to the increase in professional fees from $4,000 for the six month period ended February 28, 2009, to $59,018 for the six month period ended February 28, 2010.

Net Loss:  Net loss was $79,720 and $ 10,576 for the six months ended February 28, 2010, and 2009, respectively.  This increase in net loss of $69,144 resulted primarily from increased professional fees during the six months ended February 28, 2010.

Three Month Period Ended February 28, 2010, Versus Three Month Period Ended February 28, 2010

General and administrative fees:  General and administrative expenses were $33,122 and $ 6,076 for the three months ended February 28, 2010, and 2009, respectively.  The increase was due to the increase in professional fees from $2,000 to $21,229 and the increase in filing fees from $480 to $3,477 and the increase in other expenses from $3,596 to $8,416.

Net Loss:  Net loss was $32,810 and $ 6,076 for the three months ended February 28, 2010, and 2009, respectively.  This increase in net loss of $26,734 resulted from the increased general and administrative expenses.

Subsequent Events

On March 19, 2010, the Company borrowed $50,000 from an unrelated party, and on March 23, 2010, borrowed an additional $50,000.  These loans are unsecured, non-interest bearing, and are due upon demand.

On March 25, 2010, the Company advanced $50,000 to Kapelka under the terms of the loan agreement with Kapelka.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of February 28, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter of the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active, or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.  In addition, there are no proceedings in which any of our Directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

On December 30, 2009, the Company and Orion entered into a Share Purchase Extension #2 Agreement (the “Second Extension Agreement”) since the closing of the Investment Agreement was not going to occur on or before December 31, 2009, whereby the closing date of the Investment Agreement was extended to February 1, 2010, or such other date as agreed to by the Company and Orion.  The Agreement expired on February 1, 2010; however, discussion are continuing on a new agreement.

On December 30, 2009, the Company and Kapelka entered into a Share Purchase Option Amending Agreement #2 (the “Amendment Agreement #2”) whereby the parties agreed to amend the Option Agreement such that the expenditures on exploration by the Company are to start on February 1, 2010, instead of January 6, 2010. The Share Purchase Option Agreement and related Amending Agreements all expired however we are continuing discussions to see if new terms can be reached with Kapelka.

On January 20, 2010, the Company entered into a Loan Agreement with Kapelka.  Under the terms of the Loan Agreement the Company agreed to provide Kapelka with a loan of up to $500,000 for general corporate purposes.  Any funds advanced under the loan facility must be repaid by no later than December 31, 2015.  Kapelka in its sole discretion may repay the loan by issuing the Company shares in Kapelka at $1.00 per share.  The loan is non-interest bearing.  As of February 28, 2010, $193,999 had been advanced to Kapelka.

On February 3, 2010, we entered into a Memorandum of Understanding with Ophir and its shareholders for the purchase of all of the issued and outstanding shares of Ophir.  Ophir holds a lease and option agreement whereby it can earn up to a 100% interest in the Marpa Hill project in Suriname.  In order to obtain all of the issued and outstanding shares of Ophir, we must issue Ophir shareholders a total of 100,000 shares.  The closing was scheduled for March 1, 2010; however, it has been extended until we complete satisfactory due diligence.  The $30,000 we advanced to Ophir is repayable if the acquisition does not close.

ITEM 6. EXHIBITS

(a)	Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA CREEK GOLD CORP. (Registrant)
Date: April 27, 2010	By:/s/ Jean Pomerleau
Jean Pomerleau
President, CEO, CFO, Secretary, Treasurer & Director
(principal executive officer and principal financial officer)