Form 10-Q
period 2010-05-31
SARA CREEK GOLD CORP.
filed 2010-07-15
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31,2010.

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

[Missing Graphic Reference]
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                     Accelerated filer [   ]
Non-accelerated filer   [   ] (Do not check if a smaller reporting company) Smaller reporting company [X]

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

44,700,000 shares of common stock as of July 15, 2010.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SARA CREEK GOLD CORP.
 (FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
MAY 31, 2010, AND 2009
(Unaudited)

Financial Statements-

Balance Sheets as of May 31, 2010, and August 31, 2009....................................................................... F-2

Statements of Operations and Comprehensive (Loss) for the Three and Nine Months
Ended May 31, 2010, and 2009, and Cumulative from Inception.........................................................F-3
   St
Statements of Cash Flows for the Nine Months Ended
May 31, 2010, and 2009, and Cumulative from Inception.....................................................................F-4

Notes to Financial Statements May 31, 2010, and 2009............................................................................F-5

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF MAY 31, 2010, AND AUGUST 31, 2009
(Unaudited)

ASSETS
	As of	As of
	May 31,	August 31,
	2010	2009
Current Assets:
Cash	$ 1,345	$ 9,394

Accounts receivable -
Advances to related party - Ophir Exploration Inc.	30,690	-

Prepaid expenses	1,113	-

Total current assets	33,148	9,394

Other Assets:
Note receivable - Related party - Kapelka Exploration Inc.	292,184	-

Total Assets	$ 325,332	$ 9,394

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$ 62,346	$ 10,600
Accrued liabilities	-	20,620
Short-term loan	400,988	9,166
Due to stockholders	23,927	13,966

Total current liabilities	487,261	54,352

Total liabilities	487,261	54,352

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 750,000,000 shares
authorized; 44,700,000 shares issued and outstanding	44,700	44,700
Additional paid-in capital	14,300	14,300
Accumulated other comprehensive income	2,860	-
(Deficit) accumulated during the exploration stage	(223,789)	(103,958)

Total stockholders' (deficit)	(161,929)	(44,958)

Total Liabilities and Stockholders' (Deficit)	$ 325,332	$ 9,394

The accompanying notes to financial statements are
an integral part of these balance sheets.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006) THROUGH MAY 31, 2010
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	May 31,		May 31,		From
	2010	2009	2010	2009	Inception

Revenues	$ -	$ -	$ -	`	$ -

Expenses:
General and administrative-
Professional fees	6,285	2,750	65,303	6,750	140,435
Filing fees	985	630	7,505	1,110	12,841
Other	33,219	2,500	47,713	8,596	71,203

Total general and administrative expenses	40,489	5,880	120,521	16,456	224,479

(Loss) from Operations	(40,489)	(5,880)	(120,521)	(16,456)	(224,479)

Other Income (Expense)
Interest Income	378	-	690	-	690

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$ (40,111)	$ (5,880)	$ (119,831)	$ (16,456)	$ (223,789)

Comprehensive (Loss):
Foreign currency translation adjustment	643	-	2,860	-	2,860

Total Comprehensive (Loss)	$ (39,468)	$ (5,880)	$ (116,971)	$ (16,456)	$ (220,929)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	44,700,000	44,700,000	44,700,000	44,700,000

The accompanying notes to financial statements are
an integral part of these balance sheets.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED MAY 31, 2010, AND 2009
AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006) THROUGH MAY 31, 2010
(Unaudited)

	Nine Months Ended		Cumulative
	May 31,		From
	2010	2009	Inception

Operating Activities:
Net (loss)	$ (119,831)	$ (16,456)	$ (223,789)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in operating assets & liabilities-
Prepaid expenses	(1,113)	7,500	(1,113)
Accounts payable - Trade	51,746	2,200	62,346
Accrued liabilities	(20,620)	-	-

Net Cash (Used in) Operating Activities	(89,818)	(6,756)	(162,556)

Investing Activities:
Advances to related party - Ophir Exploration Inc.	(30,690)	-	(30,690)
Note receivable - Related party - Kapelka Exploration Inc.	(292,184)	-	(292,184)

Net Cash (Used in) Investing Activities	(322,874)	-	(322,874)

Financing Activities:
Proceeds from short-term loan	391,822	-	400,988
Proceeds from stockholder loan	9,961	5,696	45,282
Payments on stockholder loan	-	-	(21,355)
Proceeds from related party loan	-	-	-
Issuance of common stock for cash	-	-	59,000

Net Cash Provided by Financing Activities	401,783	5,696	483,915

Effect of Exchange Rate Changes on Cash	2,860	-	2,860

Net Increase (Decrease) in Cash	(8,049)	(1,060)	1,345

Cash - Beginning of Period	9,394	1,468	-

Cash - End of Period	$ 1,345	$ 408	$ 1,345

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes to financial statements are
an integral part of these balance sheets.

SARA CREEK GOLD CORP.
 (FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010, AND 2009
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

  Unaudited Interim Financial Statements

The interim financial statements of the Company as of May 31, 2010, and August 31, 2009, and for the three and nine months ended May 31, 2010, and 2009, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of May 31, 2010, and August 31, 2009, and the results of its operations and its cash flows for the three and nine months ended May 31, 2010, and 2009, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending August 31, 2010.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of August 31, 2009, filed with the SEC, for additional information, including significant accounting policies.

   Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investments instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, “Foreign Currency Translation”.  Under Topic 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period.  Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods.  Translation adjustments are included in other comprehensive income (loss) for the period.

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

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010, AND 2009
(Unaudited)

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the nine months ended May 31, 2010, and 2009.

  Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes.”  Under Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of May 31, 2010, and August 31, 2009, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

 Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of May 31, 2010, and August 31, 2009, and revenues and expenses for the three and nine months ended May 31, 2010, and 2009, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)Exploration Stage Activities and Going Concern

The Company is currently in the exploration stage and has engaged in limited operations.  The Company’s activities to date have been supported by equity financing and loans.  It has sustained losses in all previous reporting periods with a cumulative net loss since inception of $223,789 as of May 31, 2010.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

While management of the Company believes that it will be successful in its planned capital formation and operating activities, there can be no assurance that the Company will be successful in the development of its planned objectives and generate sufficient revenues to earn a profit or sustain the operations of the Company.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010, AND 2009
(Unaudited)

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception and its cash resources are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)           Income Taxes

The provision (benefit) for income taxes for the nine months ended May 31, 2010, and 2009, were as follows (assuming a 15 percent effective income tax rate):

	2010	2009
Current Tax Provision:
Federal -
Taxable income	$ -	$ -
Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal -
Loss carryforwards	$ 17,974	$ 2,468
Change in valuation allowance	(17,974)	(2,468)
Total deferred tax provision	$ -	$ -

The Company had deferred income tax assets as of May 31, 2010 and August 31, 2009, as follows:

	May 31, 2010	August 31, 2009

Loss carryforwards	$ 33,568	$ 15,594
Change in valuation allowance	(33,568)	(15,594)
Total deferred tax provision	$ -	$ -

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010, AND 2009
(Unaudited)

The Company had net operating loss carryforwards for income tax reporting purposes of $223,789 and $103,958 as of May 31, 2010 and August 31, 2009, respectively, that may be offset against future taxable income.  The net operating loss carryforwards begin to expire in the year 2026.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

(5) Material Agreements

On September 30, 2009, the Company and Orion Resources, N.V. (“Orion”), a Suriname corporation, entered into a Share Acquisition and Investment Agreement (the “Investment Agreement”) whereby the Company agreed to acquire one (1) share in the capital of Orion, which will represent 50 percent of Orion’s issued and outstanding capital, for a purchase price of $2,000,000.  Orion is a resource company with a 100 percent interest in and to a resource property consisting of two exploration concessions amounting to 56,920 hectares (the “Property”), located in east central Suriname, in the districts of Brokopondo and Sipalilwini.  At closing, the Company’s CEO is to be appointed as a Director of Orion.  The Investment Agreement was scheduled to close on November 15, 2009, or such other date as agreed to by the Company and Orion.  Since the closing of the Investment Agreement did not occur on or before November 15, 2009, the Company and Orion entered into a Share Purchase Extension Agreement dated November 15, 2009 (the “Extension Agreement”), whereby the closing date of the Investment Agreement was extended to December 31, 2009, or such other date as agreed to by the Company and Orion.  Since the closing of the Investment Agreement was not going to occur on or before December 31, 2009, the Company and Orion entered into a Share Purchase Extension #2 Agreement dated December 30, 2009 (the “Second Extension Agreement”), whereby the closing date of the Investment Agreement was extended to February 1, 2010, or such other date as agreed to by the Company and Orion.  On February 1, 2010, the Agreement expired.

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

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010, AND 2009
(Unaudited)

On January 20, 2010, the Company entered into a Loan Agreement with Kapelka.  Under the terms of the Loan Agreement the Company agreed to provide Kapelka with a loan of up to $500,000 for general corporate purposes.  Any funds advanced under the loan facility must be repaid by no later than December 31, 2015.  Kapelka in its sole discretion may repay the loan by issuing the Company shares in Kapelka at $1.00 per share.  The loan is non-interest bearing.  As of May 31, 2010, $292,184 has been advanced to Kapelka.

On February 3, 2010 the Company entered into a Memorandum of Understanding with Ophir Exploration Inc. (“Ophir”) and its shareholders for the purchase of all of the issued and outstanding shares of Ophir.  Ophir holds a lease and option agreement whereby it can earn up to a 100% interest in the Marpa Hill project in Suriname.  In order to obtain all of the issued and outstanding shares of Ophir, the Company must issue Ophir shareholders a total of 100,000 shares.  The closing was scheduled for March 1, 2010 however it has been extended until the Company completes satisfactory due diligence.  The Company advanced Ophir $30,000 by way of an interest bearing loan which is repayable if the acquisition does not close.  Interest is 5 percent per annum.

(6)           Related Party Transactions

As of May 31, 2010, and August 31, 2009, there was a balance owed to a stockholder of the Company in the amount of $23,927, and $13,966, respectively.  This balance is unsecured, non-interest bearing, and has no specific terms of repayment.

As of May 31, 2010, and August 31, 2009, there was a balance due from Kapelka in the amount of $292,184 and $0, respectively.  For the terms of this note, see Note 5.

As of May 31, 2010, and August 31, 2009, there was a balance due from Ophir in the amount of $30,690 including interest of $690 and $0, respectively.  For the terms of this advance, see Note 5.

The officers and Directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

(7)           Short-term Loan

As of May 31, 2010, and August 31, 2009, there was a balance owed to unrelated parties in the amount of $400,988 and $9,166, respectively.  This balance is unsecured, non-interest bearing, and is due upon demand.

(8)           Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted FASB ASC Topic 105-10, “Generally Accepted Accounting Principles – Overall” (“Topic 105-10”). Topic 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU’s”). The FASB will not consider ASU’s as authoritative in their own right.  ASU’s will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010, AND 2009
(Unaudited)

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-06 will not have a material impact on the Company's financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

(9) Subsequent Events

Short-term Loan

On June 1, 2010, June 8, 2010, June 23, 2010 and June 30, 2010 the Company borrowed $10,000, $20,000 and $10,000 and $12,000 respectively from an unrelated party. These loans are unsecured, non-interest bearing, and are due upon demand.

On June 1, 2010, June 8, 1020 and June 23, 2010 the Company advanced $10,000, $20,000 and $10,000 respectively to Kapelka under the terms of the loan agreement with Kapelka. Subsequent to the end of the quarter, Kapelka repaid CDN$17,500.

Advance on Note

On March 25, 2010, the Company advanced $50,000 to Kapelka under the terms of the loan agreement with Kapelka

..

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

Our Business

As of August 31, 2009, our last fiscal year end, we planned to develop an online e-book publishing business.  Our Internet-based company was to service authors who wanted to publish in electronic format.  Our company was not going to charge a fee to authors to publish e-books, but rather was to focus on sales and marketing efforts to earn revenue on each incremental sale of e-books to customers.

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

The Second Extension Agreement expired and has not been renewed.

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

The Amendment Agreement #2 expired and we then entered into a Loan Agreement with Kapelka in order to continue to allow ourselves to work towards a future agreement.  Under the terms of the Loan Agreement we agreed to provide Kapelka with a loan of up to $500,000 for general corporate purposes.  Any funds advanced under the loan facility must be repaid by no later than December 31, 2015.  Kapelka in its sole discretion may repay the loan by issuing us shares in Kapelka at the price of $1.00 per share.  The loan is non-interest bearing.  As of May 31, 2010, $292,185 has been advanced to Kapelka.

On February 3, 2010 we entered into a Memorandum of Understanding with Ophir Exploration Inc. (“Ophir”) and its shareholders for the purchase of all of the issued and outstanding shares of Ophir.  Ophir holds a lease and option agreement whereby it can earn up to a 100 percent interest in the Marpa Hill project in Suriname.  In order to obtain all of the issued and outstanding shares of Ophir, we had to issue Ophir shareholders a total of 100,000 shares of our common stock.  The closing was scheduled for March 1, 2010; however, it was extended until by mutual consent we terminated the Memorandum of Understanding with Ophir.  We advanced Ophir $30,000 by way of an interest bearing loan which is repayable.  Interest accrues on this loan at the rate of 5 percent per annum.

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

We continue to identify strategic acquisitions of additional concession rights to ensure progress towards achieving future growth objectives.

Objectives

We have the following objectives:

1.	to raise sufficient private placement equity financing in order to acquire a mining concession with significant upside potential;

2.	to successfully develop an acquired concession; and

3.	to build a significant proven gold reserve base through acquisitions, joint ventures and/or partnerships.

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

As of May 31, 2010, we have received $400,988 in loans from a non-related party, which loans are non-interest bearing and have no terms of repayment.

As of May 31, 2010, the Company had total current assets of $33,148 including cash resources of $1,345, prepaid expenses of $1,113, and advances to related party of $30,690, with total current liabilities of $487,261, providing the Company with a working capital deficit of $454,113 compared with a working capital deficit of $44,958 as of August 31, 2009.

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

Results of Operation

Nine Month Period Ended May 31, 2010, Versus Nine Month Period Ended May 31, 2009

General and administrative fees:  General and administrative expenses were $120,521 and $ 16,456 for the nine months ended May 31, 2010, and 2009, respectively.  This increase was due primarily to the increase in professional fees from $6,750 for the nine month period ended May 31, 2009, to $65,303 for the nine month period ended May 31, 2010 and an increase in other expenses from $8,596 for the nine month period ended May 31, 2009 to $47,713 for the nine month period ended May 31, 2010, plus $7,505 in filing fees which were $1,110 for the same period from the prior year.

Net Loss:  Net loss was $119,831 and $16,456 for the nine months ended May 31, 2010, and 2009, respectively.  This increase in net loss of $103,375 resulted primarily from increased professional fees during the nine months ended May 31, 2010 and additional costs associated with due diligence and identification of mining concessions for potential acquisition.

Three Month Period Ended May 31, 2010, Versus Three Month Period Ended May 31, 2009

General and administrative fees:  General and administrative expenses were $40,489 and $5,880 for the three months ended May 31, 2010, and 2009, respectively.  The increase was due to the increase in professional fees from $2,750 to $6,285, an increase in other expenses from $2,500 to $33,219, and an increase in filing fees from $630 to $985.

Net Loss:  Net loss was $40,111 and $5,880 for the three months ended May 31, 2010, and 2009, respectively.  This increase in net loss of $34,231 resulted from the increased general and administrative expenses.

Subsequent Events

On June 1, 2010, June 8, 2010, June 23, 2010 and June 30, 2010, the Company borrowed $10,000, $20,000, $10,000 and $12,000 respectively from an unrelated party.  These loans are unsecured, non-interest bearing, and are due upon demand.

On June 1, 2010, June 8, 2010 and June 23, 2010 the Company advanced $10,000, $20,000 and $10,000 respectively to Kapelka under the terms of the loan agreement with Kapelka.   Subsequent to the end of the quarter, Kapelka repaid CDN$17,500.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of May 31, 2010.

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

None.

ITEM 6. EXHIBITS

(a)	Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA CREEK GOLD CORP. (Registrant)
Date: July 15, 2010	By:/s/ Jean Pomerleau
Jean Pomerleau
President, CEO, CFO, Secretary, Treasurer & Director
(principal executive officer and principal financial officer)