Form 10-K
SARA CREEK GOLD CORP.
filed 2010-12-17
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010.
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

Securities registered under Section 12 (b) of the Act:  None

Securities registered under Section 12 (g) of the Act:  $0.001 par value common stock.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[   ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[   ] Yes [X] No

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
[   ] Yes [   ] No*
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
 [   ]

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

As at November 30,2010 – 14,700,000 shares of common stock X $0.13 = $1,911,000

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

44,700,000 shares of common stock as of August 31, 2010.

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

In addition, effective September 23, 2009, we conducted a fifteen (15) for one (1) forward stock split of our authorized, issued and outstanding common stock.  As a result, our authorized capital increased from 50,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001 and correspondingly our issued and outstanding capital increases from 2,980,000 shares of common stock to 44,700,000 shares of common stock.

The name change and forward stock split both become effective with FINRA's Over-the-Counter Bulletin Board (the “OTCBB”) at the opening for trading on September 24, 2009, under the new stock symbol "SCGC".  Our CUSIP number is 80310R 107

We are a development stage company, and have not generated any revenue to date.  We are in the business of acquiring and developing mineral properties.

Our Business

As at August 31, 2009, our previous fiscal year end, we planned to develop an online e-book publishing business.  Our Internet based company was to service authors who wanted to publish in electronic format.  Our company was not going to charge a fee to authors to publish e-books, but rather was to focus on sales and marketing efforts to earn revenue on each incremental sale of e-books to customers.

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

Since the closing of the Investment Agreement was not going to occur on or before November 15, 2009, the Company and Orion entered into a Share Purchase Extension Agreement dated November 15, 2009 (the “Extension Agreement”) whereby the closing date of the Investment Agreement was extended to December 31, 2009, or such other date as agreed to by the Company and Orion.

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

On November 15, 2009, the Company and Kapelka entered into a Share Purchase Option Amending Agreement (the “Amendment Agreement”), whereby the parties agreed to amend the Option Agreement such that the expenditures on exploration by the Company were to start on January 6, 2010, instead of November 15, 2009 (as originally agreed upon).  Furthermore, on December 30, 2009, the Company and Kapelka entered into a Share Purchase Option Amending Agreement #2 (the “Amendment Agreement #2”), whereby the parties agreed to amend the Option Agreement such that the expenditures on exploration by the Company were to start on February 1, 2010, instead of January 6, 2010.  The Share Purchase Option Agreement and related Amending Agreements all expired unexercised.

On January 20, 2010, the Company entered into a Loan Agreement with Kapelka.  Under the terms of the Loan Agreement the Company agreed to provide Kapelka with a loan of up to $500,000 for general corporate purposes.  Any funds advanced under the loan facility must be repaid no later than December 31, 2015.  Kapelka in its sole discretion may repay the loan by issuing the Company shares in Kapelka at $1.00 per share.  The loan was non-interest bearing. Since the Company was unable to raise the loaned amounts was assigned to the president of the Company in lieu of management feesadditional funds.

On February 3, 2010 the Company entered into a Memorandum of Understanding with Ophir Exploration Inc. (“Ophir”) and its shareholders for the purchase of all of the issued and outstanding shares of Ophir.  Ophir holds a lease and option agreement whereby it can earn up to a 100% interest in the Marpa Hill project in Suriname.  In order to obtain all of the issued and outstanding shares of Ophir, the Company was required to issue Ophir shareholders a total of 100,000 shares.  The closing was scheduled for March 1, 2010, however it was extended until the Company completed satisfactory due diligence.  The Company advanced Ophir $30,000 by way of an interest bearing loan which is repayable if the acquisition did not close.  Interest is 5 percent per annum.

Due to  the Company's inability to raise capital, it decided not to pursue the Ophir Acquisition as it would be unable to meet property payment requirements on the Marpa Hill project.

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

Licenses

Currently at this time, the Company has no licenses or agreements with any companies with licenses.

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

Available Information

The Company’s website has been pulled down until such time as the Company has an asset that it can present to the public. The Company’s filings with the Securities and Exchange Commission (“SEC”) may be accessed at the internet address of the SEC, which is http://www.sec.gov.  Also, the public may read and copy any materials that the Company files with at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

As at August 31, 2010, we did not own any property, however we maintain a corporate office.
We pay yearly rent of $700 for use of this space, at 5348 Vegas Drive, #236, Las Vegas, Nevada, 89108.  This space is sufficient until we commence larger operations.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Pink Sheets under the symbol “SCGC”.  Our common stock was approved for quotation under this symbol on September 24, 2009, and previously traded under the symbol “UVTC” without any trading or volume.

The following historical quotations obtained from online sources reflects the high and low bid price for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Year Ended	High ($)	Low ($)
August 31, 2010	1.50	0.04
August 31, 2009	3.00	1.50

As of August 31, 2010, our common stock had not yet traded, and therefore, the price indicated was

Holders

As of August 31, 2010, there are 44,700,000 shares of our common stock issued and outstanding held by 50 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of the fiscal year ended August 31, 2010, the Company did not have any equity compensation plans and therefore did not grant any stock options or authorize securities for issuance under an equity compensation plan.

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

Subsequent to our fiscal year ended August 31, 2009, on September 23, 2009, we decided to change the direction of our business to focus on mineral resource exploration and we changed our name to “Sara Creek Gold Corp.” to better reflect our new business.  See “Item 1. Our Business ” for a description of our new business and developments after our fiscal year ended August 31, 2010.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.  As at August 31, 2010, we had not completed any significant purchase or sale of assets, or been involved in any mergers, acquisitions or consolidations.

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

Objectives

We have the following objectives:

1.	to raise sufficient private placement equity financing in order to acquire or participate in mineral property development.

2.	to build a significant proven gold reserve base through acquisitions, joint ventures and/or partnerships; and

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

As at August 31, 2010, the Company had current assets of $31,205, including cash resources of $137 and a short-term loan receivable of $31,068, and current liabilities of $574,821 providing the Company with a working capital deficit of $543,616 compared with a working capital deficiency of $37,458 for the year ended August 31, 2009.

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

The Company realized a net loss of $152,002 for the year ended August 31, 2010, as compared to $30,806 for the year ended August 31, 2009, and has realized a net loss of $248,460 from inception to August 31, 2010.  All of the foregoing net losses have been a result of the Company’s operating expenses.

The Company incurred $154,357 in operating expenses for the year ended August 31, 2010, as compared to $30,806 for the year ended August 31, 2009.  The principal reasons for the increase in the Company’s operating expenses for the year ended August 31, 2010, were as follows: professional fees of $112,317 (compared with $20,620 for the year ended August 31, 2009); Office and miscellaneous of $33,679 (compared with $8,596 for the year ended August 31, 2009);  The foregoing increases in operating expenses were mostly related to the Company’s change of business as a result of the Letter of Intent and Exchange Agreement discussed above under Item 1.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SARA CREEK GOLD CORP.

Financial Statement

Years Ended August 31, 2010 and 2009

Table of Contents

Report of Independent Registered Public Accounting Firm                                                                                                                                     F-1
Audited Financial Statements
Balance Sheets                                                                                                                                                                                                 F-2
Statements of Operations                                                                                                                                                                               F-3
Statements of Cash Flows                                                                                                                                                                              F-4
Statements of Stockholders Equity                                                                                                                                                               F-5
Notes to Financial Statements                                                                                                                                                                       F-6

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Sara Creek Gold Corp.:

We have audited the accompanying balance sheets of Sara Creek Gold Corp. (formerly Uventus Technologies Corp., and a Nevada corporation in the exploration stage) as of August 31, 2010, and 2009, and the related statements of operations and comprehensive (loss), stockholders’ (deficit), and cash flows for each of the two years in the period ended August 31, 2010, and cumulative from inception (June 12, 2006) through August 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sara Creek Gold Corp. as of August 31, 2010, and 2009, and the results of its operations and  its cash flows for each of the two years in the period ended August 31, 2010, and cumulative from inception (June 12, 2006) through August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in the exploration stage, and has not established any source of revenue to cover its operating costs.  As such, it has incurred an operating loss since inception.  Further, as of August 31, 2010, and 2009, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 to the financial statements.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Etania Audit Group P.C.

Cedar City, Utah,
December 14, 2010.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF AUGUST 31, 2010 AND 2009

ASSETS

	2010	2009
Current Assets:
Cash	$ 137	$ 228
Accounts receivable-
Advance - Ophir Exploration Inc.	31,068	-

Total current assets	31,205	228

Other Assets:
Note receivable - Related party - Kapelka Exploration Inc.	354,156	-

Total Assets	$ 385,361	$ 228

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$ 55,041	$ 15,600
Accrued liabilities	3,500	8,120
Short-term loan	502,314	-
Due to stockholder	13,966	13,966

Total current liabilities	574,821	37,686

Total liabilities	574,821	37,686

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 750,000,000 shares authorized; 44,700,000 shares issued and outstanding in
2010 and 2009	44,700	44,700
Additional paid-in capital	14,300	14,300
Accumulated other comprehensive income	1,287
(Deficit) accumulated during the exploration stage	(249,747)	(96,458)

Total stockholders' (deficit)	(189,460)	(37,458)

Total Liabilities and Stockholders' (Deficit)	$ 385,361	$ 228

	-	-

The accompanying notes to financial statements are
an integral part of these balance sheets.
SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE YEARS ENDED AUGUST 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006)
THROUGH MAY 31, 2010
			Cumulative	Cumulative
			From	From
	2010	2009	Inception	8/31/2009

Revenues	$ -	$ -	$ -	0

Expenses:
General and administrative expenses
Professional fees	112,317	20,620	179,949	67,632
Office and miscellaneous	33,679	8,596	57,169	23,490
Filing fees	8,361	1,590	13,697	5,336

Total general and administrative expenses	154,357	30,806	250,815	96,458

(Loss) from Operations	(154,357)	(30,806)	(250,815)	(96,458)

Other Income (Expense)	-	-	-
Interest Income	1,068	-	1,068	1068

Provision for Income Taxes	-	-	-	-

Net (Loss)	$ (153,289)	$ (30,806)	$ (249,747)	$ (95,390)

Comprehensive (Loss):
Foreign currency translation adjustment	$ 1,287	$ -	$ 1,287

Total Comprehensive (Loss)	$ (152,002)	$ (30,806)	$ (248,460)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	44,700,000	44,700,000

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (JUNE 12, 2006)
THROUGH AUGUST 31, 2010
							(Deficit)
					Common	Accumulated	Accumulated
			Discount on	Additional	Stock	Other	During the
	Common stock		Common	Paid-in	Subscriptions	Comprehensive	Exploration
Description	Shares	Amount	Stock	Capital	Receivable	Income	Stage	Totals

Balance - June 12, 2006	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Common stock subscribed by Directors	30,000,000	30,000	(20,000)	-	(10,000)	-	-	-

Net (loss) for the period	-	-	-	-	-	-	(1,230)	(1,230)

Balance - August 31, 2006	30,000,000	30,000	(20,000)	-	(10,000)	-	(1,230)	(1,230)

Payment on common stock subscribed by Directors	-	-	-	-	10,000	-	-	10,000

Net (loss) for the period	-	-	-	-	-	-	(5,855)	(5,855)

Balance - August 31, 2007	30,000,000	30,000	(20,000)	-	-	-	(7,085)	2,915

Common stock issued for cash	14,700,000	14,700	20,000	14,300	-	-	-	49,000

Net (loss) for the period	-	-	-	-	-	-	(58,567)	(58,567)

Balance - August 31, 2008	44,700,000	44,700	-	14,300	-	-	(65,652)	(6,652)

Net (loss) for the period	-	-	-	-	-	-	(30,806)	(30,806)

Balance - August 31, 2009	44,700,000	44,700	-	14,300	-	-	(96,458)	(37,458)

Foreign currency translation	-	-	-	-	-	1,287	-	1,287

Net (loss) for the period	-	-	-	-	-	-	(153,289)	(153,289)

Balance - August 31, 2010	44,700,000	$ 44,700	$ -	$ 14,300	$ -	$ 1,287	$ (249,747)	$ (189,460)

 The accompanying notes to financial statements are
an integral part of this statement

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED AUGUST 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006)
THROUGH AUGUST 31, 2010

			Cumulative
			From
	2010	2009	Inception

Operating Activities:
Net (loss)	$ (153,289)	$ (30,806)	$ (249,747)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in operating assets & liabilities-
Prepaid expenses	-	7,500	-
Accounts payable - Trade	39,441	100	55,041
Accrued liabilities	(4,620)	8,120	3,500

Net Cash (Used in) Operating Activities	(118,468)	(15,086)	(191,206)

Investing Activities:
Advance - Ophir Exploration Inc.	(31,068)	-	(31,068)
Note receivable - Related party - Kapelka Exploration Inc.	(354,156)	-	(354,156)

Net Cash (Used in) Investing Activities	(385,224)	-	(385,224)

Financing Activities:
Proceeds from stockholder loan	502,314	13,846	537,635
Payments on stockholder loan	-	-	(21,355)
Issuance of common stock for cash	-	-	59,000

Net Cash Provided by Financing Activities	502,314	13,846	575,280

Effect of Exchange Rate Changes on Cash	1,287	-	1,287

Net (Decrease) Increase in Cash	(1,378)	(1,240)	(1,150)

Cash - Beginning of Period	228	1,468	-

Cash - End of Period	$ 137	$ 228	$ 137

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes to financial statements are an integral part of this statement

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009,
AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006)
THROUGH AUGUST 31, 2010

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

  Audited Financial Statements

The Audited financial statements of the Company as of August 31, 2010, and August 31, 2009, and cumulative from inception, are audited.  However, in the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of August 31, 2010, and August 31, 2009, and cumulative from inception.  The accompanying financial statements and notes thereto do reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of August 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

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

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009,
AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006)
THROUGH AUGUST 31, 2010

 Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the year ended August 31, 2010, and 2009.

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of August 31, 2010, and August 31, 2009, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of August 31, 2010, and August 31, 2009,  and cumulative from inception.

(2)  GOING CONCERN

The Company’s activities to date have been supported by equity financing and loans.  It has sustained losses in all previous reporting periods with a cumulative net loss since inception of $247,502 as of August 31, 2010.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009,
AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006)
THROUGH AUGUST 31, 2010

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

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009,
AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006)
THROUGH AUGUST 31, 2010

(4)           Income Taxes

The provision (benefit) for income taxes for the nine months ended August 31, 2010, and 2009, were as follows (assuming a 15 percent effective income tax rate):

	2010	2009

Current Tax Provision:
Federal-
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal-
Loss carryforwards	$ 22,993	$ 4,621
Change in valuation allowance	(22,993)	(4,621)

Total deferred tax provision	$ -	$ -

The Company had deferred income tax assets as of August 31, 2010 and August 31, 2009, as follows:
	2010	2009

Loss carryforwards	$ 37,462	$ 14,469
Less - Valuation allowance	(37,462)	(14,469)

Total net deferred tax assets	$ -	$ -

The Company had net operating loss carryforwards for income tax reporting purposes of $37,462 and $14,469 as of August 31, 2010 and August 31, 2009, respectively, that may be offset against future taxable income.  The net operating loss carryforwards begin to expire in the year 2026.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

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

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009,
AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006)
THROUGH AUGUST 31, 2010

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

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009,
AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006)
THROUGH AUGUST 31, 2010

(6)           Related Party Transactions

As of August 31, 2010, and August 31, 2009, there was a balance owed to a stockholder of the Company in the amount of $13,966.This balance is unsecured, non-interest bearing, and has no specific terms of repayment.

As of August 31, 2010, and August 31, 2009, there was a balance due from Kapelka in the amount of $354,156 and $0, respectively.  For the terms of this note, see Note 5.

As of August 31, 2010, and August 31, 2009, there was a balance due from Ophir in the amount of $31,068 and $0, respectively.  For the terms of this advance, see Note 5.

The officers and Directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

(7)           Short-term Loan

As of August 31, 2010, and August 31, 2009, there was a balance owed to unrelated parties in the amount of $502,314 and $0, respectively.  This balance is unsecured, non-interest bearing, and is due upon demand.

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

.

ITEM 9.CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of August 31, 2010.

Annual Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

As of August 31, 2010, our President assessed the effectiveness of our internal control over financial reporting. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on that evaluation, our management concluded that, as of January 31, 2010, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control, as more fully described below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) lack of a formal whistleblower policy.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2015.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth certain information regarding the members of our Board of Directors, executive officers and our significant employees as of December 10, 2009:

Name	Age	Positions and Offices Held
Jean Pomerleau(1)	51	President, CEO, CFO, Secretary, Treasurer and Director
Notes:
(1)	Mr. Jean Pomerleau was appointed our President, CEO, CFO, Secretary, Treasurer and the sole member of our Board of Directors, director of the effective August 17, 2009.

Family Relationships

There are no family relationships between any of the Company’s directors or executive officers.

Business Experience

The following is the business experience of our sole director and officer as at December 10, 2009:

Mr. Jean (Ted) Pomerleau (age 50) is currently our President, CEO, CFO, Secretary, Treasurer and the sole member of our Board of Directors.  From 2007, to present, Mr. Pomerleau has been a self-employed business consultant assisting companies with mining operations and reviewing projects for acquisition or merger as well as assisting with preparing companies wishing to move to the public market forum.  From 1999, to 2008, Mr. Pomerleau was the President of Marken Capital Corp., a private Alberta corporation, where he was involved with coordination and implementation of international corporate projects, carried out strategic planning, managed operations, reviewed projects for acquisition and assisted with fundraising efforts for certain projects.  Moreover, Mr. Pomerleau assisted with reviving several publicly traded companies by finding resource projects for them, finding appropriate management, raising funds and locating buyers for the company or its assets.  From 1998, to 2005, Mr. Pomerleau was the Vice President of Operations for TransAkt Corp. (OTCBB: TAKDF) which is in the VoIP business and prior to that the wireless payment technology business.  Mr. Pomerleau’s duties at TransAkt were to manage the distribution and sales team in North America, manage the product from the manufacturing facility in Taiwan to distribution channels in North America and assist with financing and taking the company public.  Mr. Pomerleau received a Diploma in Drilling Fluid Technologies from Dresser Industries Technical School in Houston, TX in 1980, and has completed the Canadian Securities Course as well as the Canadian Mutual Fund and Dealers Courses.

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

Code of Ethics

As of August 31, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

Nomination Committee

At the present time, the Company does not have a nomination committee.  The Company intends to adopt a nomination committee in the future.

When evaluating director nominees, our directors consider the following factors:

•	the appropriate size of our Board of Directors;
•	our needs with respect to the particular talents and experience of our directors;
•
the knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	experience in political affairs;
•	experience with accounting rules and practices; and
•	the desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

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

Summary Compensation Table

The following table contains disclosure of all plan and non-plan compensation awarded to, earned by, or paid to the Company’s Named Executive Officers by any person for all services rendered in all capacities to the Company and its subsidiaries during the Company’s fiscal years completed August 31, 2010, and 2009:
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jean Pomerleau(1) President, CEO, CFO, Secretary, Treasurer & Director	2010 2009	38,825 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	38,825 Nil
Richard Pak(2) Former President, CEO, CFO, Secretary, Treasurer & Director	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes:
(1)	Mr. Jean Pomerleau was appointed President, CEO, CFO, Secretary, Treasurer and a director of the Company on August 17, 2009.
(2)	Mr. Richard Pak resigned as our President, CEO, CFO, Secretary and Treasurer on August 17, 2009, and resigned as a director of the Company on September 10, 2009.
(3)	Mr. James Pak resigned as our Secretary, Treasurer, Chief Financial Officer and as a director of the Company on May 14, 2008.

Narrative Disclosure to the Summary Compensation Table

As of August 31, 2010, we paid compensation to our Named Executive Officers.  However, we reserve the right to compensate our Named Executive Officers in the future with cash, stock, options, or some combination of the foregoing.

Outstanding Equity Awards at Fiscal Year-End

We did not issue any stock options or equity incentive plan awards to our Named Executive Officers as of the end of the Company’s fiscal year ended August 31, 2010.

Retirement Benefits and Change of Control

Not applicable.

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended August 31, 2010 (unless already disclosed above):

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

Narrative Disclosure to the Director Compensation Table

As of August 31, 2010, we did not pay any compensation to our directors.  However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the foregoing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 10, 2009 (the “Determination Date”), with respect to the Company’s directors, Named Executive Officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s common stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group.  common stock not outstanding , but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of common stock owned by such individual.  Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

As of the Determination Date, there are 44,700,000 (post forward stock split) shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership(1)	Percent of common stock
Jean Pomerleau	President, CEO, CFO, Secretary, Treasurer & Director	30,000,000 Direct	67.11%
Directors and Officers as a group (1 person)		30,0000,000	67.11%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no transactions, since the beginning of the Company’s fiscal year ended August 31, 2010, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 or one percent of the average of the Company’s total assets at year end for the last two fiscal years, and in which any related person had or will have a direct or indirect material interest except as follows:

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

Director Independence

As of the date of this annual report, our common stock is traded on the OTC Pink Sheets.  The Pink Sheets does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.  However, under the definition of “Independent Director” as set forth in the NYSE AMEX Company Guide Section 8.03A, our current sole director would not qualify as an “Independent Director”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the fees billed by our auditor in connection with the audit of our annual financial statements for the years ended August 31, 2010, and 2009.

Financial Statements for Year Ended August	Audit Fees(1)	Audit Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2010	$●	$●	$●	$●
2009	$	$	$Nil	$Nil

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
3.3(2)	Articles of Merger filed with the Secretary of State of Nevada on September 2, 2009, and which was effective September 23, 2009.
3.4(2)	Certificate of Change filed with the Secretary of State of Nevada on September 2, 2009, and which was effective September 23, 2009.
10.1(3)	Stock purchase agreement, dated August 28, 2009, by and between Mr. Richard Pak and Mr. Jean Pomerleau.
10.2(4)	Share Acquisition and Investment Agreement between Sara Creek Gold Corp. and Orion Resources, N.V., dated September 30, 2009.
10.3(4)	Share Purchase Option Agreement between Sara Creek Gold Corp. and Kapelka Exploration Inc., dated October 5, 2009.
10.4(5)	Share Purchase Extension Agreement between Sara Creek Gold Corp. and Orion Resources, N.V., dated November 15, 2009.
10.5(5)	Share Purchase Option Amending Agreement between Sara Creek Gold Corp. and Kapelka Exploration Inc., dated November 15, 2009.
31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. Section 1350
32.2	Certificate pursuant to 18 U.S.C. Section 1350
Notes:
(1)	Previously filed on Form SB-2 with the SEC via EDGAR on October 22, 2007, and incorporated herein by reference.
(2)	Previously filed on Form 8-Kwith the SEC via EDGAR on September 25, 2009, and incorporated herein by reference.
(3)	Previously filed on Form 8-Kwith the SEC via EDGAR on September 1, 2009, and incorporated herein by reference.
(4)	Previously filed on Form 8-Kwith the SEC via EDGAR on October 7, 2009, and incorporated herein by reference.
(5)	Previously filed on amended Form 8-Kwith the SEC via EDGAR on November 20, 2009, and incorporated herein by reference.
(6)	Previously filed on Form 8-Kwith the SEC via EDGAR on August 7, 2009, and incorporated herein by reference.
(7)	Previously filed on Form 8-Kwith the SEC via EDGAR on September 30, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14 day of December, 2010.

SARA CREEK GOLD CORP. (Registrant)
By: /s/ Jean Pomerleau
Jean Pomerleau
President, CEO, CFO, Secretary, Treasurer & Director (principal executive officer, principal financial officer and principal accounting officer)
Date: December 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrantand in the capacities and on the dates indicated:

SARA CREEK GOLD CORP. (Registrant)
By: /s/ Jean Pomerleau
Jean Pomerleau
President, CEO, CFO, Secretary, Treasurer & Director (principal executive officer, principal financial officer and principal accounting officer)
Date: December 14, 2010