Form 10-K/A
period 2010-08-31
SARA CREEK GOLD CORP.
filed 2011-01-06
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1

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

As of November 30,2010 – 14,700,000 shares of common stock X $0.13 = $1,911,000

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

44,700,000 shares of common stock as of December 14, 2010.

Table of Contents

USE OF NAMES[INSERT PAGE NUMBER]

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS [INSERT PAGE NUMBER]

Part I[INSERT PAGE NUMBER]
Item 1. Business[INSERT PAGE NUMBER]
Item 1A. Risk Factors[INSERT PAGE NUMBER]
Item 2. Properties[INSERT PAGE NUMBER]
Item 3. Legal Proceeding[INSERT PAGE NUMBER]

Part II[INSERT PAGE NUMBER]
Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities[INSERT PAGE NUMBER]
Item 6. Selected Financial Data[INSERT PAGE NUMBER]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations[INSERT PAGE NUMBER]
Item 7A. Quantitative and Qualitative Disclosures About Market Risk[INSERT PAGE NUMBER]
Item 8. Financial Statements and Supplementary Data[INSERT PAGE NUMBER]
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure[INSERT PAGE NUMBER]
Item 9A. Controls and Procedures[INSERT PAGE NUMBER]
Item 9B. Other Information[INSERT PAGE NUMBER]

Part III[INSERT PAGE NUMBER]
Item 10. Directors, Executive Officers, and Corporate Governance[INSERT PAGE NUMBER]
Item 11. Executive Compensation[INSERT PAGE NUMBER]
Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters[INSERT PAGE NUMBER]
Item 14. Principal Accountant Fees And Services[INSERT PAGE NUMBER]

Part IV[INSERT PAGE NUMBER]
Item 15. Exhibits, Financial Statements[INSERT PAGE NUMBER]

SIGNATURES[INSERT PAGE NUMBER]
Exhibit Index[INSERT PAGE NUMBER]

USE OF NAMES

In this amended annual report, the terms “Sara Creek”, “Company”, “we”, or “our”, unless the context otherwise requires, mean Sara Creek Gold Corp. and its subsidiaries, if any.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This amended annual report on Form 10-K/A and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements.  Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

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

Our Business

As of August 31, 2009, our previous fiscal year end, we planned to develop an online e-book publishing business.  Our Internet based company was to service authors who wanted to publish in electronic format.  Our Company was not going to charge a fee to authors to publish e-books, but rather was to focus on sales and marketing efforts to earn revenue on each incremental sale of e-books to customers.

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

ITEM 2. PROPERTIES

As of August 31, 2010, we did not own any property, however we maintain a corporate office.
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

Securities Authorized for Issuance Under Equity Compensation Plans

For the fiscal year ended August 31, 2010, the Company did not have any equity compensation plans and therefore did not grant any stock options or authorize securities for issuance under an equity compensation plan.

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

Overview

We are an exploration stage company that was formed in Nevada on June 12, 2006.  As at August 31, 2009, we had commenced only limited operations, primarily focused on designing and launching an "information only" website to start to build brand awareness of our planned e-publishing business.

Subsequent to our fiscal year ended August 31, 2009, on September 23, 2009, we decided to change the direction of our business to focus on mineral resource exploration and we changed our name to “Sara Creek Gold Corp.” to better reflect our new business.  See “Item 1. Our Business ” for a description of our new business and developments after our fiscal year ended August 31, 2010.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.  As of August 31, 2010, we had not completed any significant purchase or sale of assets, or been involved in any mergers, acquisitions or consolidations.

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

As of August 31, 2010, the Company had current assets of $31,205, including cash resources of $137, and a short-term loan receivable of $31,068, and current liabilities of $574,821 providing the Company with a working capital deficit of $543,616 compared with a working capital deficiency of $37,458 as of August 31, 2009.

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

The Company realized a net loss of $153,289 for the year ended August 31, 2010, as compared to $30,806 for the year ended August 31, 2009, and has realized a net loss of $249,747 from inception to August 31, 2010.  All of the foregoing net losses have been a result of the Company’s operating expenses.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SARA CREEK GOLD CORP.

Financial Statement

Years Ended August 31, 2010 and 2009

Table of Contents

Report of Registered Independent Auditors                                                                        F-1
Audited Financial Statements -
Balance Sheets                                                                                                                          F-2
Statements of Operations and Comprehensive Loss                                                          F-3
Statements of Stockholders (Deficit)                                                                                     F-4
Statements of Cash Flows                                                                                                       F-5
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

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (NOTE 2)
FOR THE YEARS ENDED AUGUST 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006)
THROUGH AUGUST 31, 2010
			Cumulative
			From
	2010	2009	Inception
Revenues	$ -	$ -	$ -

Expenses:
General and administrative expenses -
Officer compensation	38,825	-	38,825
Professional fees	73,492	20,620	141,124
Office and miscellaneous	33,679	8,596	57,169
Filing fees	8,361	1,590	13,697

Total general and administrative expenses	154,357	30,806	250,815

(Loss) from Operations	(154,357)	(30,806)	(250,815)

Other Income (Expense)	-	-	-
Interest Income	1,068	-	1,068

Provision for Income Taxes	-	-	-

Net (Loss)	$ (153,289)	$ (30,806)	$ (249,747)

Comprehensive (Loss):
Foreign currency translation adjustment	1,287	-	1,287

Total Comprehensive (Loss)	$ (152,002)	$ (30,806)	$ (248,460)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	44,700,000	44,700,000

The accompanying notes to financial statements are
an integral part of these statements.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (JUNE 12, 2006)
THROUGH AUGUST 31, 2010
							(Deficit) Accumulated During the Exploration
					Common Stock Subscriptions	Accumulated Other Comprehensive
			Discount on Common	Additional Paid-in
	Common stock
Description	Shares	Amount	Stock	Capital	Receivable	Income	Stage	Totals

Balance - June 12, 2006	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Common stock subscribed by Directors	30,000,000	30,000	(20,000)	-	(10,000)	-	-	-

Net (loss) for the period	-	-	-	-	-	-	(1,230)	(1,230)

Balance - August 31, 2006	30,000,000	30,000	(20,000)	-	(10,000)	-	(1,230)	(1,230)

Payment on common stock subscribed by Directors	-	-	-	-	10,000	-	-	10,000

Net (loss) for the period	-	-	-	-	-	-	(5,855)	(5,855)

Balance - August 31, 2007	30,000,000	30,000	(20,000)	-	-	-	(7,085)	2,915

Common stock issued for cash	14,700,000	14,700	20,000	14,300	-	-	-	49,000

Net (loss) for the period	-	-	-	-	-	-	(58,567)	(58,567)

Balance - August 31, 2008	44,700,000	44,700	-	14,300	-	-	(65,652)	(6,652)

Net (loss) for the period	-	-	-	-	-	-	(30,806)	(30,806)

Balance - August 31, 2009	44,700,000	44,700	-	14,300	-	-	(96,458)	(37,458)

Foreign currency translation	-	-	-	-	-	1,287	-	1,287

Net (loss) for the period	-	-	-	-	-	-	(153,289)	(153,289)

Balance - August 31, 2010	44,700,000	$ 44,700	$ -	$ 14,300	$ -	$ 1,287	$ (249,747)	$ (189,460)

The accompanying notes to financial statements as
an integral part of this statement.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED AUGUST 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006)
THROUGH AUGUST 31, 2010

			Cumulative
			From
	2010	2009	Inception

Operating Activities:
Net (loss)	$ (153,289)	$ (30,806)	$ (249,747)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in operating assets & liabilities-
Prepaid expenses	-	7,500	-
Accounts payable - Trade	39,441	100	55,041
Accrued liabilities	(4,620)	8,120	3,500

Net Cash (Used in) Operating Activities	(118,468)	(15,086)	(191,206)

Investing Activities:
Advance - Ophir Exploration Inc.	(31,068)	-	(31,068)
Note receivable - Related party - Kapelka Exploration Inc.	(354,156)	-	(354,156)

Net Cash (Used in) Investing Activities	(385,224)	-	(385,224)

Financing Activities:
Proceeds from stockholder loan	502,314	13,846	537,635
Payments on stockholder loan	-	-	(21,355)
Issuance of common stock for cash	-	-	59,000

Net Cash Provided by Financing Activities	502,314	13,846	575,280

Effect of Exchange Rate Changes on Cash	1,287	-	1,287

Net (Decrease) in Cash	(1,378)	(1,240)	(1,150)

Cash - Beginning of Period	228	1,468	-

Cash - End of Period	$ 137	$ 228	$ 137

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

  The accompanying notes to financial statements are
an integral part of these statements

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010 AND 2009

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
AUGUST 31, 2010 AND 2009

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

(2)  Going Concern

The Company’s activities to date have been supported by equity financing and loans.  It has sustained losses in all previous reporting periods with a cumulative net loss since inception of $249,747 as of August 31, 2010.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010 AND 2009

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
AUGUST 31, 2010 AND 2009

(4)           Income Taxes

The provision (benefit) for income taxes for the nine months ended August 31, 2010, and 2009, were as follows (assuming a 15 percent effective income tax rate):

	2010	2009
Current Tax Provisions:
Federal-
Taxable income	$ -	$ -

Total current tax provisions	$ -	$ -

Deferred Tax Provision:
Federal-
Loss carry forwards	$ 22,993	$ 4,621
Change in valuation allowance	(22,993)	(4,621)
Total deferred tax provision	$ -	$ -

The Company had deferred income tax assets as of August 31, 2010 and August 31, 2009, as follows:

	2010	2009

Loss carry forwards	$ 37,462	$ 4,621
Less - valuation allowance	(37,462)	(4,621)
Total net deferred tax assets	$ -	$ -

The Company had net operating loss carryforwards for income tax reporting purposes of $249,747 and $96,458 as of August 31, 2010 and August 31, 2009, respectively, that may be offset against future taxable income.  The net operating loss carryforwards begin to expire in the year 2026.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

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
AUGUST 31, 2010 AND 2009

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

On January 20, 2010, the Company entered into a Loan Agreement with Kapelka.  Under the terms of the Loan Agreement the Company agreed to provide Kapelka with a loan of up to $500,000 for general corporate purposes.  Any funds advanced under the loan facility must be repaid by no later than December 31, 2015.  Kapelka in its sole discretion may repay the loan by issuing the Company shares in Kapelka at $1.00 per share.  The loan is non-interest bearing.  As of August 31, 2010, $354,156 had been advanced to Kapelka.

On February 3, 2010 the Company entered into a Memorandum of Understanding with Ophir Exploration Inc. (“Ophir”) and its shareholders for the purchase of all of the issued and outstanding shares of Ophir.  Ophir holds a lease and option agreement whereby it can earn up to a 100% interest in the Marpa Hill project in Suriname.  In order to obtain all of the issued and outstanding shares of Ophir, the Company must issue Ophir shareholders a total of 100,000 shares.  The closing was scheduled for March 1, 2010.  The Company decided not to pursue the transaction with Ophir as it would be unable to meet property payment requirements on the Marpe Hill Project. The Company advanced Ophir $30,000 by way of an interest bearing loan which is repayable.  Interest is 5 percent per annum.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010 AND 2009

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
AUGUST 31, 2010 AND 2009

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

As of August 31, 2010, our President assessed the effectiveness of our internal control over financial reporting. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on that evaluation, our management concluded that, as of August 31, 2010, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control, as more fully described below.

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

Business Experience

The following is the business experience of our sole director and officer as at December 10, 2009:

Mr. Jean (Ted) Pomerleau (age 51) is currently our President, CEO, CFO, Secretary, Treasurer and the sole member of our Board of Directors.  From 2007, to present, Mr. Pomerleau has been a self-employed business consultant assisting companies with mining operations and reviewing projects for acquisition or merger as well as assisting with preparing companies wishing to move to the public market forum.  From 1999, to 2008, Mr. Pomerleau was the President of Marken Capital Corp., a private Alberta corporation, where he was involved with coordination and implementation of international corporate projects, carried out strategic planning, managed operations, reviewed projects for acquisition and assisted with fundraising efforts for certain projects.  Moreover, Mr. Pomerleau assisted with reviving several publicly traded companies by finding resource projects for them, finding appropriate management, raising funds and locating buyers for the company or its assets.  From 1998, to 2005, Mr. Pomerleau was the Vice President of Operations for TransAkt Corp. (OTCBB: TAKDF) which is in the VoIP business and prior to that the wireless payment technology business.  Mr. Pomerleau’s duties at TransAkt were to manage the distribution and sales team in North America, manage the product from the manufacturing facility in Taiwan to distribution channels in North America and assist with financing and taking the company public.  Mr. Pomerleau received a Diploma in Drilling Fluid Technologies from Dresser Industries Technical School in Houston, TX in 1980, and has completed the Canadian Securities Course as well as the Canadian Mutual Fund and Dealers Courses.

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

Nomination Committee

At the present time, the Company does not have a nomination committee.  The Company intends to adopt a nomination committee in the future.

When evaluating director nominees, our directors consider the following factors:

·	the appropriate size of our Board of Directors;
·	our needs with respect to the particular talents and experience of our directors;
·
the knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

·	experience in political affairs;
·	experience with accounting rules and practices; and
·	the desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 10, 2010 (the “Determination Date”), with respect to the Company’s directors, Named Executive Officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s common stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group.  common stock not outstanding , but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of common stock owned by such individual.  Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

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

Financial Statements for Year Ended August	Audit Fees(1)	Audit Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2010	$7,480	$Nil	$Nil	$Nil
2009	$12,464	$Nil	$Nil	$Nil

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

SARA CREEK GOLD CORP. (Registrant)
By: __/s/ Jean Pomerleau___________________________
Jean Pomerleau
President, CEO, CFO, Secretary, Treasurer & Director (principal executive officer, principal financial officer and principal accounting officer)
Date: January 6, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrantand in the capacities and on the dates indicated:

SARA CREEK GOLD CORP. (Registrant)
By: __/s/ Jean Pomerleau___________________________
Jean Pomerleau
President, CEO, CFO, Secretary, Treasurer & Director (principal executive officer, principal financial officer and principal accounting officer)
Date: January 6, 2011