Form 10-Q
period 2010-11-30
SARA CREEK GOLD CORP.
filed 2011-01-19
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2010

or

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

95,009,300 shares of common stock as of January 12, 2010.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this Quarterly Report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements.  Any or all of the forward-looking statements in this periodic report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	dependence on key personnel;
•	competitive factors;

•	the operation of our business; and
•	general economic conditions in the United States and Suriname.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SARA CREEK GOLD CORP.
 (FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010, AND 2009
(Unaudited)

Financial Statements-

Balance Sheets as of November 30, 2010 and August 31, 2010 F-2

Statements of Operations and Comprehensive (Loss) for the Three Months
Ended November 30, 2010, and 2009, and Cumulative from Inception  F-3

Statements of Cash Flows for the Nine Months Ended
November 30, 2010, and 2009, and Cumulative from Inception F-4

Notes to Financial Statements November 30, 2010, and 2009 F-5

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY) BALANCE SHEETS AS OF NOVEMBER 30, 2010, AND AUGUST 31, 2010

ASSETS	November 2010	August 2010
Current Assets
Cash	$ 2,019	$ 137
Prepaid expenses	,
Accounts receivable
Advance- Ophir Exploration Inc	31,443	31,068
Total current assets	33,462	31,205

Other Assets:
Note receivable- Related Party- Kapelka Exploration Inc	400,840	354,156

Total Assets	$ 434,302	$ 385,361

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts payable	$ 54,131	$ 55,041
Accrued liabilities	1,500	3,500
Short term loan	553,093	502,314
Due to stockholder	13,966	13,966

Total current liabilities	622,690	574,821

Total Liabilities	622,690	574,821

Commitments and Contingencies

Stockholders` (Deficit)
Common stock par value $0.001 per share; 750,000,000 authorized;
44,700,000 issued and outstanding on November 30, 2009 and August 31, 2009	44,700	44,700
Additional paid in capital	14,300	14,300
Accumulated other income	2,643	1,287
(Deficit) accumulated during the exploration stage	(250,031)	(249,747)

Total stockholders’ (deficit)	(188,388)	(189,460)
Total Liabilities and Stockholders’ (Deficit)	$ 434,302	$ 385,361

The accompanying notes are an integral part of these financial statements

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE 3 MONTHS ENDED NOVEMBER 30, 2010, AND 2009 AND
CUMULATIVE FROM INCEPTION (JUNE 12, 2006) THROUGH NOVEMBER 30, 2010

	3 Months Ended November 30, 2010	3 Months Ended November 30, 2010	Cumulative From Inception
Revenues	$ -	$ -	$ -

Expenses:
General and administrative expenses-
Officer compensation	-	36,340	38,825
Professional fees	-	3,179	141,124
Office and miscellaneous	658	3,401	57,827
Filing fees	-	2,863	13,697

Total general and administrative expenses	658	45,783	251,473

(Loss) from Operations	(658)	(45,783)	(251,473)

Other Income (Expense)	-	-	-
Interest Income	374		1,442
Provision for Income Taxes	-	-	-

Net (Loss)	$ (284)	$ (45.783)	$ (250,031)

Comperhensive (Loss)
Foreign currency translation adjustment	1,356		2,643

Total Comprehensive Income (Loss)	1,072		(247,388)

(Loss) Per Common Share:
(Loss) per common share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares
Outstanding – Basic and Diluted	44,700,000	44,700,000

The accompanying notes are an integral part of these  financial statement

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS (DEFICIT) (NOTE2)
FOR THE 3 MONTHS ENDED NOVEMBER 30, 2010, AND 2009 AND
CUMULATIVE FROM INCEPTION (JUNE 12, 2006) THROUGH NOVEMBER 30, 2010

Description	Common Stock		Discount on Common Stock	Additional Paid-in capital	Common Stock Subscriptions Receivable	Accumulated Other Comprehensive Income	(Defict) Accumulated During the Exploration Stage	Totals
	Shares	Amount
Balance - June 12,2006	-	$ -	$ -	S -	$ -	$ -	$ -	$ -
Common Stock subscribed by Directors	30,000,000	30,000	(20,000)	-	(10,000)	-	-	_
Net (loss) for the period	-	-	-	-	-	-	(1,230)	(1,230)
Balance - August 31,2006	30,000,000	30,000	(20,000)	-	(10,000)	-	(1,230)	(1,230)
Payment on common stock subscribed by Directors	-	-	-	-	10,000	-	-	10,000
Net (loss) for the period	-	-	-	-	-	-	(5,855)	(5,855)
Balance - August 31,2007	30,000,000	30,000,	(20,000)	-	-	-	(7,085)	2,915
Common Stock issued for cash	14,700,000	14,700	20,000	14,300	-	-	-	49,000
Net (loss) for the period	-	-	-	-	-	-	(58,567)	(58,567)
Balance - August 31,2008	44,700,000	44,700	-	14,300	-	-	(65,652)	(6,652)
Net (loss) for the period	-	-	-	-	-	-	(30,806)	(30,806)
Balance - August 31,2009	44,700,000	44,700	-	14,300	-	-	(96,458)	(37,458)
Foreign currency translation	-	-	-	-	-	1,287	-	1,287
Net (loss) for the period	-	-	-	-	-	-	(153,289)	(153,289)
Balance - August 31,2010	44,700,000	44,700	-	14,300	-	1,287	(249,747)	(189,460)
Foreign currency translation	-	-	-	-	-	1,356		1.356
Net (loss) for the period			-	-			(284)	(284)
Balance - November 30,2010	44,700,000	44,700				2,643	(250,031)	(188,388)

                                                                             The accompanying notes are an integral part of these financial statements

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY) STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009 AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006) THROUGH NOVEMBER 30, 2009

	3 months ended November 30 2010	3 months ended November 30 2010	Cumulative From Inception
Operating Activities
Net (loss)	$ (284)	$ (45,783)	$ (250,031)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in operating assets and liabilities
Prepaid expenses	-	-	-
Accounts payable - Trade	(910)	608	54,131
Accrued liabilities	(2,000)	34,448	1,500

Net Cash (Used in) Operating Activities	(3,194)	(10727)	(194,400)

Investing Activities:
Advance - Ophir Exploration Inc.	(375)		(31,443)
Note recievable - Related party- Kapelka Exploration Inc.	(46,684)		(400,840)
Net Cash Provided by Investing Activities	(47,059)		(432,283)

Financing Activities:
Proceeds from stockholder loan	50,779	-	588,414
Payments on stockholder loan	-	-	(21,355)
Issuance of common stock for cash	-	-	59,000

Net Cash Provided by Financing Activities	50,779	11,803	626,059

Effect of Exchange Rate Changes on Cash	1,356		2,643

Net Increase (Decrease) in Cash	1,882	1,076	2,019

Cash – Beginning of Period	137	228	-

Cash – End of Period	$2,019	$ 1,304	$ 2,019

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS NOVEMBER 30, 2010

(1)           Summary of Significant Accounting Policies

   General Organization and Business

Sara Creek Gold Corp. (“the Company” and “Sara Creek”) is a Nevada corporation in the exploration stage.  The Company was incorporated under the laws of the State of Nevada on June 12, 2006, under the name of Uventus Technologies Corp.  The Company originally was in the business of online book publishing.  Because the Company was not successful in implementing its business plan, it considered various alternatives to ensure the viability and solvency of the Company.  On September 23, 2009, the Company merged with its wholly owned subsidiary (Sara Creek Gold Corp.), and changed its name to Sara Creek Gold Corp. to better reflect its new business plan which is the acquisition, exploration, and development of gold and other mineral resource properties.  The accompanying financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

   Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investments instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Foreign Currency Translation

Sara Creek accounts for foreign currency translation pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, “Foreign Currency Translation.”  Under FASB ASC 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period.  Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods.  Translation adjustments are included in other comprehensive income (loss) for the period.

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

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS NOVEMBER 30, 2010

    Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the years ended August 31, 2010, and 2009.

  Dividends

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods presented.

  Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes.”  Under FASB ASC

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts The Company could realize in a current market exchange.  As of August 31, 2010, and 2009, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

As of November 30, 2010, the Company maintained its cash account at one commercial bank and in a lawyer’s trust account at a commercial bank.  The account of the Company was subject to FDIC coverage.

 Subsequent Events

The management of the Company performs a review and evaluation of subsequent events following the end of each quarterly and annual financial period.  For the period ended November 30, 2009, the review and evaluation of subsequent events for proper accrual and disclosure was completed through January14, 2010, which was the date the financial statements were available to be issued.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS NOVEMBER 30, 2010

  Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of August 31, 2010, and 2009, and expenses for the years ended August 31, 2010, and 2009, and cumulative from inception.  Actual results could differ from those estimates made by management.

 (2)           Exploration Stage Activities and Going Concern

The Company is currently in the exploration stage and has engaged in limited operations.  The Company’s activities to date have been supported by equity financing and loans.  It has sustained losses in all previous reporting periods with a cumulative net loss since inception of $250,031 as of November 30, 2010.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger, or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS NOVEMBER 30, 2010

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

On September 23, 2009, the Company affected a 15-for-1 forward stock split of its authorized, issued, and outstanding common stock.  As a result, the authorized capital of the Company increased from 50,000,000 shares of common stock with a par value of $0.001, to 750,000,000 shares of common stock with a par value of $0.001.  The accompanying financial statements have been adjusted accordingly to reflect this forward stock split.

On June 12, 2006, the Company issued 30,000,000 shares of its common stock (post forward stock split) at $.0003 per share to Directors under a stock subscription agreement.  The Directors paid $10,000 for these shares during the year ended August 31, 2007.

In addition, in 2007, the Company commenced a capital formation activity to affect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 18,000,000 shares of newly issued common stock (post forward stock split) at a price of $0.0033 per share in the public markets.  The Registration Statement on Form SB-2 was filed with the SEC on October 22, 2007, and declared effective on November 5, 2007.  On February 14, 2008, the Company completed and closed the offering by selling 14,700,000 shares (post forward stock split), of the 18,000,000 registered shares (post forward stock split), of its common stock, par value of $0.001 per share, at an offering price of $0.0033 per share for gross proceeds of $49,000.

(4) Material Agreements

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

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS NOVEMBER 30, 2010

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

On January 20, 2010, the Company entered into a Loan Agreement with Kapelka.  Under the terms of the Loan Agreement the Company agreed to provide Kapelka with a loan of up to $500,000 for general corporate purposes.  Any funds advanced under the loan facility must be repaid by no later than December 31, 2015.  Kapelka in its sole discretion may repay the loan by issuing the Company shares in Kapelka at $1.00 per share.  The loan is non-interest bearing.  As of August 31, 2010, $354,156 has been advanced to Kapelka.

On February 3, 2010, the Company entered into a Memorandum of Understanding with Ophir Exploration Inc. (“Ophir”) and its shareholders for the purchase of all of the issued and outstanding shares of Ophir.  Ophir holds a lease and option agreement whereby it can earn up to a 100% interest in the Marpa Hill project in Suriname.  In order to obtain all of the issued and outstanding shares of Ophir, the Company must issue Ophir shareholders a total of 100,000 shares.  The closing was scheduled for March 1, 2010 however it has been extended until the Company completes satisfactory due diligence.  The Company advanced Ophir $30,000 by way of an interest-bearing loan, which is repayable if the acquisition does not close.  Interest is 5 percent per annum.  As of August 31, 2010, the balance due from Ophir is $31,068 including interest of $1,068, respectively.

(5)           Related Party Transactions

As of November 30, 2010, and 2009, there was a balance owed to a stockholder of the Company in the amount of $13,966.  This balance is unsecured, non-interest bearing and has no specific terms of repayment.

The officers and Directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS NOVEMBER 30, 2010

(6)           Unrelated Party Transactions

As of November 30, 2010, and November 30, 2009, there was a balance owed to unrelated parties in the amount of $553,093, and $0, respectively.  This balance is unsecured, non-interest bearing, and is due upon demand.

(7)           Recent Accounting Pronouncements

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

 In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements.”  This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy.  In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3.  The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010.  As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements,” which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-06 will not have a material impact on the Company's financial statements.

 Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS NOVEMBER 30, 2010

In June 2009, the FASB issued SFAS No. 167 (not yet reflected in FASB Accounting Standards Codification (ASC)), a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company's first fiscal year beginning after November 15, 2009for companies reporting earnings on a calendar-year basis. The adoption of this statement does not have a material impact on the Company's financial statements.

In June 2009, the FASB issued FASB 105-10 (formerly SFAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, FASB launched new FASB's Codification known as the FASB Accounting Standards Codification TM. The Codification will supersede existing GAAP for nongovernmental entities; governmental entities will continue to follow standards issued by FASB's sister organization, the Governmental Accounting Standards Board (GASB). This statement is effective for financial statements issued for interim and annual period ending after September 15, 2009. The Company is in the process of evaluating the effect of the adoption of SFAS No. 168 will have on the Company's Financial Statements.

In August, 2009, the FASB issued Accounting Standard Update No. 2009-05 ("ASU 2009-05") to provide guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157, "Fair Value Measurements"). The Company is required to adopt ASU 2009-05 in the first quarter of fiscal 2010. It is expected the adoption of this Update will have no material effect on the Company's Financial Statements.

In October 2009, the FASB concurrently issued the following ASC Updates:

ASU No. 2009-14 - Software (ASC Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

ASU No. 2009-13 - Revenue Recognition (ASC Topic 605): Multiple- Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method. The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011. The Company is currently evaluating the potential impact these standards may have on its financial position and results of operations.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS NOVEMBER 30, 2010

(8)              Subsequent events

On January 5, 2011 the Company converted the outstanding debt of $503,093.00 for 50,309,300 shares in the Company.

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

Our Business

On September 23, 2009, we decided to change the direction of our business from an online e-book publishing business to focus on the acquisition, exploration and development of gold and other mineral resource properties.

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

Liquidity and Capital Resources

Our independent registered auditors have issued a going concern opinion on our financial statements for the period ended November 30, 2010.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we locate mineral deposits and begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than the sale of minerals found on any properties we acquire.  Our only other source for cash at this time is investments by others in the Company.  We must raise cash to implement our project and stay in business.

As of November 30, 2010, we have received $400,988 in loans from a non-related party, which loans are non-interest bearing and have no terms of repayment.

As of November 30, 2010, the Company had total current assets of $33,462 including cash resources of $2,019, and advances to related party of $31,443, with total current liabilities of $622,690, providing the Company with a working capital deficit of $589,228 compared with a working capital deficit of $543,616 as of November 30, 2010.

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

Results of Operation

Three Month Period Ended November 30, 2010, Versus Three Month Period Ended November 3, 2009

General and administrative fees:  General and administrative expenses were $658 and $ 45,783 for the three (3) months ended November 30, 2010, and 2009, respectively.  This decrease was due primarily to the decrease in officer compensation during the three month period ended November 30, 2010 to nil compared to $36,340 for the same period from the prior year, a decrease in professional fees to nil for the three month period ended November 30, 2010, from $3,179 for the same period from the prior year, a decrease in office and miscellaneous expenses to $658 for the current period from $3,401 from the period from the prior year and a decrease in filing fees to nil for the current period from $2,863 for the same period from the prior year.

Net Loss:  Net loss was $284 and $45,783 for the three months ended November 30, 2010, and 2009, respectively.  This decrease in net loss resulted primarily from the decrease in officer’s compensation, professional fees, office and miscellaneous expenses and filing fees during the three months ended November 30, 2010.

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

SARA CREEK GOLD CORP. (Registrant)
Date: January 19, 2011	By:/s/ Jean Pomerleau
Jean Pomerleau
President, CEO, CFO, Secretary, Treasurer & Director
(principal executive officer and principal financial officer)