Form 10-K/A
period 2010-08-31
SARA CREEK GOLD CORP.
filed 2011-04-13
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

44,700,000 shares of common stock as of April 12, 2011

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K amends the Annual Report on Form 10-K for the year ended August 31, 2010 (the “Original Report”) and is being filed by Sara Creek Gold Corp. (the “Company”) to report certain information disclosed to the Company by the Securities and Exchange Commission concerning the Company’s former auditors.

The Company’s financial statements included in its Forms 10-K for the fiscal years ended August 31, 2010 and 2009 and filed on January 6, 2011 were audited by Etania Audit Group P.C.

The audit report was issued by Etania Audit Group P.C. from Cedar City, Utah and was dated  December 14, 2010.  The licenses of Mr. Edwin Reese Davis, Jr. and his firm, Etania Audit Group, P.C., lapsed on September 30, 2008 and were formally revoked as of November 4, 2010 by the Utah Division of Occupational & Professional Licensing (“DOPL”).  You can find a copy of the order at https://secure.utah.gov/llv/search/detail.html?license_id=3599263.

As Etania Audit Group P.C. was not licensed when it issued its audit report on the Company’s financial statements, we may not include its audit reports in our filings with the Commission.

The Company is amending this Form 10-K for the fiscal year ended August 31, 2010 to amend and restate Item 8 to remove the audit report of Etania Audit Group P.C. and to label the columns of the financial statements as “Not audited.”

Unless expressly noted otherwise, the disclosures in this Form 10-K/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  For additional information on subsequent events, the reader should refer to the Forms 10-Q and Forms 8-K the Company has filed in 2011.  The filing of this Form 10-K/A shall not be deemed an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

SARA CREEK GOLD CORP.

Unaudited Financial Statement

Years Ended August 31, 2010 and 2009

Table of Contents

Unaudited Financial Statements
Balance Sheets                                                                                                  F-1
Statements of Operations                                                                                F-2
Statements of Cash Flows                                                                               F-3
Statements of Stockholders Equity                                                                F-4
Notes to Financial Statements                                                                        F-5

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF AUGUST 31, 2010 AND 2009

ASSETS
	2010	2009
	(Not Audited)	(Not Audited)
Current Assets:
Cash	$ 137	$ 228
Accounts receivable-
Advance - Ophir Exploration Inc.	31,068	-

Total current assets	31,205	228

Other Assets:
Note receivable - Related party - Kapelka Exploration Inc.	354,156	-

Total Assets	$ 385,361	$ 228

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$ 55,041	$ 15,600
Accrued liabilities	3,500	8,120
Short-term loan	502,314	-
Due to stockholder	13,966	13,966

Total current liabilities	574,821	37,686

Total liabilities	574,821	37,686

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
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE YEARS ENDED AUGUST 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006)
THROUGH MAY 31, 2010
			Cumulative
			From
	2010	2009	Inception
	(Not Audited)	(Not Audited)	(Not Audited)
Revenues	$ -	$ -	$ -

Expenses:
General and administrative expenses
Professional fees	112,317	20,620	179,949
Office and miscellaneous	33,679	8,596	57,169
Filing fees	8,361	1,590	13,697

Total general and administrative expenses	154,357	30,806	250,815

(Loss) from Operations	(154,357)	(30,806)	(250,815)

Other Income (Expense)	-	-	-
Interest Income	1,068	-	1,068

Provision for Income Taxes	-	-	-

Net (Loss)	$ (153,289)	$ (30,806)	$ (249,747)

Comprehensive (Loss):
Foreign currency translation adjustment	$ 1,287	$ -	$ 1,287

Total Comprehensive (Loss)	$ (152,002)	$ (30,806)	$ (248,460)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	44,700,000	44,700,000

The accompanying notes to financial statements are
an integral part of these statements.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (JUNE 12, 2006)
THROUGH AUGUST 31, 2010 (Not Audited)

							(Deficit)
			Discount on Common	Additional Paid-in	Common Stock Subscriptions	Accumulated Other Comprehensive	Accumulated During the Exploration
	Common stock
Description	Shares	Amount	Stock	Capital	Receivable	Income	Stage	Totals

Balance - June 12, 2006	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Common stock subscribed by Directors	30,000,000	30,000	(20,000)	-	(10,000)	-	-	-

Net (loss) for the period	-	-	-	-	-	-	(1,230)	(1,230)

Balance - August 31, 2006	30,000,000	30,000	(20,000)	-	(10,000)	-	(1,230)	(1,230)

Payment on common stock subscribed by Directors	-	-	-	-	10,000	-	-	10,000

Net (loss) for the period	-	-	-	-	-	-	(5,855)	(5,855)

Balance - August 31, 2007	30,000,000	30,000	(20,000)	-	-	-	(7,085)	2,915

Common stock issued for cash	14,700,000	14,700	20,000	14,300	-	-	-	49,000

Net (loss) for the period	-	-	-	-	-	-	(58,567)	(58,567)

Balance - August 31, 2008	44,700,000	44,700	-	14,300	-	-	(65,652)	(6,652)

Net (loss) for the period	-	-	-	-	-	-	(30,806)	(30,806)

Balance - August 31, 2009	44,700,000	44,700	-	14,300	-	-	(96,458)	(37,458)

Foreign currency translation	-	-	-	-	-	1,287	-	1,287

Net (loss) for the period	-	-	-	-	-	-	(153,289)	(153,289)

Balance - August 31, 2010	44,700,000	$ 44,700	$ -	$ 14,300	$ -	$ 1,287	$ (249,747)	$ (189,460)

The accompanying notes to financial statements are
an integral part of this statement

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED AUGUST 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006)
THROUGH AUGUST 31, 2010

			Cumulative
			From
	2010	2009	Inception
	(Not Audited)	(Not Audited)	(Not Audited)
Operating Activities:
Net (loss)	$ (153,289)	$ (30,806)	$ (249,747)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in operating assets & liabilities-
Prepaid expenses	-	7,500	-
Accounts payable - Trade	39,441	100	55,041
Accrued liabilities	(4,620)	8,120	3,500

Net Cash (Used in) Operating Activities	(118,468)	(15,086)	(191,206)

Investing Activities:
Advance - Ophir Exploration Inc.	(31,068)	-	(31,068)
Note receivable - Related party - Kapelka Exploration Inc.	(354,156)	-	(354,156)

Net Cash (Used in) Investing Activities	(385,224)	-	(385,224)

Financing Activities:
Proceeds from stockholder loan	502,314	13,846	537,635
Payments on stockholder loan	-	-	(21,355)
Issuance of common stock for cash	-	-	59,000

Net Cash Provided by Financing Activities	502,314	13,846	575,280

Effect of Exchange Rate Changes on Cash	1,287	-	1,287

Net (Decrease) Increase in Cash	(1,378)	(1,240)	(1,150)

Cash - Beginning of Period	228	1,468	-

Cash - End of Period	$ 137	$ 228	$ 137

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes to financial statements are
an integral part of these statements.

SARA CREEK GOLD CORP.
(FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010 AND 2009
(Not Audited)

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
(Not Audited)

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
(Not Audited)

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
(Not Audited)

(4)           Income Taxes

The provision (benefit) for income taxes for the nine months ended August 31, 2010, and 2009, were as follows (assuming a 15 percent effective income tax rate):

	2010	2009

Current Tax Provision:
Federal-
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal-
Loss carryforwards	$ 22,993	$ 4,621
Change in valuation allowance	(22,993)	(4,621)

Total deferred tax provision	$ -	$ -

The Company had deferred income tax assets as of August 31, 2010 and August 31, 2009, as follows:

2010	2009

$ 37,462	$ 14,469
(37,462)	(14,469)

$ -	$ -

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
(Not Audited)

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
(Not Audited)

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
(Not Audited)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12 day of April, 2011.

SARA CREEK GOLD CORP. (Registrant)
By: __/s/ Jean Pomerleau___________________________
Jean Pomerleau
President, CEO, CFO, Secretary, Treasurer & Director (principal executive officer, principal financial officer and principal accounting officer)
Date: April 12, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrantand in the capacities and on the dates indicated:

SARA CREEK GOLD CORP. (Registrant)
By: __/s/ Jean Pomerleau___________________________
Jean Pomerleau
President, CEO, CFO, Secretary, Treasurer & Director (principal executive officer, principal financial officer and principal accounting officer)
Date: April 12, 2011