Form 10-Q
period 2011-02-28
SARA CREEK GOLD CORP.
filed 2011-04-22
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011.

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
[   ] Yes [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,166,943 shares of common stock as of April 14, 2011.

TABLE OF CONTENTS

USE OF NAMES	1

FORWARD-LOOKING STATEMENTS	1

PART I - FINANCIAL INFORMATION	2

Item1. Financial Statements	2

Item2. Management's Discussion and Analysis of Financial Condition and Results of Operation	3

Item3. Quantitative and Qualitative Disclosures About Market Risk	6

Item 4T. Controls and Procedures	6

PART II - OTHER INFORMATION	7

Item1. Legal Proceedings	7

Item2. Unregistered Sales of Equiity Securities and Use of Proceeds	7

Item3. Defaults Upon Senior	7

Item4. Submission of Matters to a Vote of Security Holders	7

Item5. Other Information	7

Item6. Exhibits	7

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SARA CREEK GOLD CORP.
 (FORMERLY UVENTUS TECHNOLOGIES CORP.)
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
MAY 31, 2010, AND 2009
(Unaudited)

Financial Statements

Explanatory Note:

As discussed in our form 8-K/A filed on April 12, 2011 we have received a letter of comment from the Securities and Exchange Commission concerning the 2010 and 2009 Form 10-Ks and the audit report of the Former Accountant included therein in respect of our financial statements for the years ended August 31, 2010 and 2009, stating that we may not include the audit report of the Former Accountant in our 2010 and 2009 Form 10-Ks because the Former Accountant was not licensed as of the date of the audit report and, accordingly, our financial statements for the years ended August 31, 2010 and 2009 are not considered to be audited.  Accordingly, we have filed an amendment to our Form 10-K deleting the audit report of the Former Accountant included in our Form 10-K indicating that the financial statements as at August 31, 2010 and 2009 and the years then ended have not been audited.

We provided Etania Audit Group, P.C., prior to the time of the filing of this 8-K/A with a copy of the disclosures made therein. We requested Etania Audit Group, P.C. to furnish us with an updated letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made here and, if not, stating the respects in which it does not agree. As of the filing of the Form 8-K/A, we had not received a copy of such updated letter from Etania Audit Group, P.C.

As previously reported in our Current Report on Form 8-K filed on February 14, 2011, we have engaged L.L. Bradford (the “New Accountant”) to audit our financial statements to be included in our Annual Report on Form 10-K for the year ended August 31, 2011 (the “2011 Form 10-K”), which will include our financial statements as at August 31, 2010 and 2009 and the years then ended, and the audit report of the New Accountant thereon.  Following the filing of our Form 10-Q for the period ended February 28, 2011, which shall be reviewed by the New Accountant, we will file a further amendment to our 2010 Form 10-K to include the audit report of the New Accountant on our financial statements as at and for the years ended August 31, 2010 and 2009.

The balance sheet as of August 31,2010, along with the statements of operation and comprehensive loss, shareholder’s deficit and cash flows for the periods ended February 28, 2010 and cumulative from inception (June 12,2006) through August 31,2010 included in this quarterly report on the form 10-Q have not been audited or reviewed by the new Accountant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sara Creek Gold Corp.

We have reviewed the accompanying balance sheet of Sara Creek Gold Corp as of February 28, 2011, and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the three-month and six-month periods ended February 28, 2011.  These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ L.L. Bradford & Company, LLC
Las Vegas Nevada
April 19, 2011

SARA CREEK GOLD CORP. (AN EXPLORATION STAGE COMPANY) BALANCE SHEETS AS OF FEBRUARY 28, 2011 AND AUGUST 31, 2010 (Unaudited)
ASSETS

	February 28,	August 31,
	2011	2010
Current Assets:
Cash	$ 93	$137
Accounts receivable-
Advance - Ophir Exploration Inc.	-	31,068
Total current assets	93	31,205
Other Assets:

Note receivable - related party Kapelka Exploration Inc.	-	354,156
Total Assets	$ 93	$385,361
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable - trade	$ 56,681	$ 55,041
Accrued liabilities	4,397	3,500
Short -term loan	50,000	502,314
Due to stockholder	13,966	13,966
Total curents liabilities	125,044	574,821
Total liabilities	125,044	574,821
Commitments and Contingencies
Common stock, par value $0.001 per share issued and outstanding at February 28, 2011 and August 31, 2010, respectively	3,167	1,490
Additional paid in capital	558,926	57,510
Accumulated other comprehensive income	2,723	1,287
(Deficit) accumulated during the exploration stage	(689,767)	(249,747)
Total stockholders' (deficit)	(124,951)	(189,460)
Total Liabilities and Stockholders' (Deficit)	$ 93	$ 385,361

The accompanying notes are an integral part of theses financial statements.

SARA CREEK GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2011 AND 2010,
AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006) THROUGH FEBRUARY 28, 2011
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	February 28,		February 28,		From
	2011	2010	2011	2010	Inception

Revenues	$ -	$ -	$ -	$ -	$ -
Expenses:
General and administrative -
Officer compensation	-	-	-	-	38,825
Professional fees	5,354	21,229	5,354	59,018	145,478
Loss on write off of receivables	430,753	-	430,753	-	430,753
Filing fees	1,452	3,477	1,452	6,520	15,149
Office and miscellaneous	1,010	8,416	1,668	14,494	58,837
Total general and administrative expenses	438,569	33,122	439,227	80,032	689,042
(Loss) from Operations	(438,569)	(33,122)	(439,227)	(80,032)	(689,042)
Other Income (Expense)
Interest Income (Expenses)	(1,167)	312	(793)	312	1672
Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$ (439,736)	$ (32,810)	$ (440,020)	$ (79,720)	$ (687,370)

Comprehensive (Loss):
Foreign currency translation adjustment	80	1,312	1,436	2,217	2,723
Total Comprehensive (Loss)	$ (439,656)	$ (31,498)	$ (438,584)	$ (77,503)	$ (684,647)

(Loss) Per Common Share:
(Loss) per common share – Basic and Diluted	$ (0.18)	$ (0.02)	$ (0.22)	$ (0.05)

Weighted Average Number of Common
Shares Outstanding – Basic and Diluted	2,507,491	1,490,000	1,993,093	1,490,000

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS (DEFICIT)
FOR THE 6 MONTHS ENDED FEBRUARY 28, 2011 AND
CUMULATIVE FROM INCEPTION (JUNE 12, 2006) THROUGH FEBRUARY 28, 2011
[Missing Graphic Reference]
Description	Common Stock		Discount on Common Stock	Additional Paid-in capital	Common Stock Subscriptions Receivable	Accumulated Other Comprehensive Income	(Defict) Accumulated During the Exploration Stage	Totals
	Shares	Amount
Balance - June 12, 2006	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Common Stock subscribed by Directors	1,000,000	1,000	(20,000)	29,000	(10,000)	-	-	_
Net (loss) for the period	-	-	-	-	-	-	(1,230)	(1,230)
Balance - August 31, 2006	1,000,000	1,000	(20,000)	29,000	(10,000)	-	(1,230)	(1,230)
Payment on common stock subscribed by Directors	-	-	-	-	10,000	-	-	10,000
Net (loss) for the period	-	-	-	-	-	-	(5,855)	(5,855)
Balance - August 31, 2007	1,000,000	1,000,	(20,000)	29,000	-	-	(7,085)	2,915
Common Stock issued for cash	490,000	490	20,000	28,510	-	-	-	49,000
Net (loss) for the period	-	-	-	-	-	-	(58,567)	(58,567)
Balance - August 31, 2008	1,490,000	1,490	-	57,510	-	-	(65,652)	(6,652)
Net (loss) for the period	-	-	-	-	-	-	(30,806)	(30,806)
Balance - August 31, 2009	1,490,000	1,490	-	57,510	-	-	(96,458)	(37,458)
Foreign currency translation	-	-	-	-	-	1,287	-	1,287
Net (loss) for the period	-	-	-	-	-	-	(153,289)	(153,289)
Balance - August 31, 2010	1,490,000	1,490	-	57,510	-	1,287	(249,747)	(189,460)
Foreign currency translation	-	-	-	-	-	1,436	-	1,436
Net (loss) for the period	-		-	-	-	-	(440,020)	(440,020)
Shares issued on debt settlement	1,676,967	1,677	-	501,416	-	-	-	503,093
Balance – February 28, 2011	3,166,967	$ 3,167	$ -	$ 558,926	-	2,643	(689,767)	(124,951)

On February 8, 2011 the capital stock of the Company was reverse split on a 30 to 1 basis and has been reflected retroactively.

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2011 AND 2010
AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006) THROUGH FEBRUARY 28, 2011
(unaudited)

	Six Months Ended		Cumulative
	Feb-28		From
	2011	2010	Inception

Operating Activities:
Net (loss)	$ (440,020)	$ (79,720)	$ (689,767)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Loss on write off of receivables	430,753
Changes in operating assets & liabilities-
Prepaid expenses	-	(272)	-
Accounts payable - Trade	1,640	49,613	56,681
Accrued liabilities	897	(18,120)	4,397

Net Cash (Used in) Operating Activities	(6,730)	(48,499)	(628,689)

Investing Activities:
Advance - Ophir Exploration Inc.	1,156	(30,312)	(29,912)
Note receivable - Related party - Kapelka Exploration Inc.	(60,905)	(193,999)	(415,061)

Net Cash (Used in) Investing Activities	(59,749)	(224,311)	(444,973)

Financing Activities:
Proceeds from stockholder loan	-	2,836	537,635
Proceeds from related party loan	-	9
Proceed from short term loan	65,000	261,837	43,645
Issuance of common stock for cash	-	-	59,000

Net Cash Provided by Financing Activities	65,000	264,682	640,280

Effect of Exchange Rate Changes on Cash	1,435	2,217	2,722

Net (Decrease) Increase in Cash	(44)	(5,911)	(433,382)

Cash - Beginning of Period	137	9,394	-

Cash - End of Period	$ 93	$ 3,483	$ (430,660)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Disclosure of Non-Cash Financing Activities
Shares issued for convertible debt	$ 503,093	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011 AND 2010
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

   Unaudited Interim Financial Statements

The interim financial statements of the Company as of February 28, 2011, and August 31, 2010, and for the three months ended February 28, 2011 and 2010, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as February 28, 2011, and August 31, 2010, and the results of its operations and its cash flows for the three months ended February 28, 2011 and 2010, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending August 31, 2011.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s unaudited financial statements as of August 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

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

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011 AND 2010
(Unaudited)

  There were no dilutive financial instruments issued or outstanding for the three and six months ended February 28, 2011 and 2010.

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts The Company could realize in a current market exchange.  As of February 28, 2011, and August 31, 2010, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

  Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of February 28, 2011, and August 31, 2010, and expenses for the three-month periods ended February 28, 2011 and 2010, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)    Going Concern

The Company limited operations and is looking for opportunities with in the mining industry.  The Company’s activities to date have been supported by equity financing and loans.  It has sustained losses in all previous reporting periods with a cumulative net loss since inception of $689,767 as of February 28, 2011.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger, or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011 AND 2010
(Unaudited)

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

On February 8, 2011, the Company affected a 30 for 1 reverse stock split of its authorized, issued, and outstanding common stock.  As a result, the authorized capital of the Company common stock with a par value of $0.001, to 750,000,000 shares of common stock with a par value of $0.001.  The accompanying financial statements have been adjusted retroactively to reflect this reverse stock split.

On January 5, 2011 the Company converted the outstanding convertible debt of $503,093 for 1,676,967 post stock split shares in the Company.

On September 23, 2009, the Company affected a 15-for-1 forward stock split of its authorized, issued, and outstanding common stock.  As a result, the authorized capital of the Company increased from 50,000,000 shares of common stock with a par value of $0.001, to 750,000,000 shares of common stock with a par value of $0.001.

On June 12, 2006, the Company issued 1,000,000 shares of its common stock (post forward stock split) at $.009 per share to Directors under a stock subscription agreement.  The Directors paid $10,000 for these shares during the year ended August 31, 2007.

In addition, in 2007, the Company commenced a capital formation activity to affect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 18,000,000 shares of newly issued common stock (post forward stock split) at a price of $0.0033 per share in the public markets.  The Registration Statement on Form SB-2 was filed with the SEC on October 22, 2007, and declared effective on November 5, 2007.  On February 14, 2008, the Company completed and closed the offering by selling 490,000 shares (post stock split), of the 18,000,000 registered shares (post forward stock split), of its common stock, par value of $0.001 per share, at an offering price of $0.0033 per share for gross proceeds of $49,000.

(4)           Income Taxes

The provision (benefit) for income taxes for the six months ended February 28, 2011 and 2010, were as follows (assuming a 15 percent effective income tax rate):

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011 AND 2010
(Unaudited)

Tax rate 15%

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal-
Loss carryforwards	$ 66,003	$ 11,958
Change in valuation allowance	(66,003)	(11,958)

Total deferred tax provision	$ -	$ -

	2010	2009

Loss carryforwards	$ 37,505	$ 37,462
Less - Valuation allowance	(37,505)	(37,462)

Total net deferred tax assets	$ -	$ -

The provision (benefit) for income taxes for the three months ended February 28, 2011 and 2010, were as follows (assuming a 15 percent effective income tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal-
Loss carryforwards	$ 65,960	$ 4,922
Change in valuation allowance	(65,960)	(4,922)

Total deferred tax provision	$ -	$ -

	2010	2009

Loss carryforwards	$ 37,505	$ 37,462
Less - Valuation allowance	(37,505)	(37,462)

Total net deferred tax assets	$ -	$ -

The Company had deferred income tax assets as of February 28, 2011 and August 31, 2010, as follows:

	2010	2009

Current Tax Provision:
Federal-
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal-
Loss carryforwards	$ 43	$ 7,037
Change in valuation allowance	(43)	(7,037)

Total deferred tax provision	$ -	$ -

	2011	2010

Loss carryforwards	$ 103,422	$ 37,462
Less - Valuation allowance	(103,422)	(37,462)

Total net deferred tax assets	$ -	$ -

The Company had net operating loss carryforwards for income tax reporting purposes of $66,003 and $11,958 as of February 28, 2011 and August 31, 2010, respectively that may be offset against future taxable income.  The net operating loss carryforwards begin to expire in the year 2026.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011 AND 2010
(Unaudited)

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(5) Material Agreements

All of the previous agreements that have been stated in the financial statements to date have expired and currently the Company has no material agreements.

(6)Related Party Transactions

The officers and Directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

As of February 28, 2011 there was a balance owed to a stockholder of the Company in the amount of $13,966.  This balance is unsecured, non-interest bearing and due on demand.

(7)           Short-term loan

On November 18, 2010 the company entered into an unsecured promissory note. The note is $50,000 and has interest of 10% per annum. The due date of the loan is December 31, 2011.

(8)         Advances

On January 28, 2011, the Company and Ophir mutually agreed to write off the advance in the amount of $29,912 to Ophir as the Company was not interested in pursuing the project any further.

(9)         Note Receivable

On January 20, 2011, the Company and Kapelka mutually agreed to write off the loan in the amount of $400,841 to Kapelka since the Company was unable to perform under terms of the purchase agreement after being granted numerous extensions.

(10)           Recent Accounting Pronouncements

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
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011 AND 2010
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

 Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

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

On November 15, 2009, the Company and Kapelka Exploration Inc. (“Kapelka”) entered into a Share Purchase Option Amending Agreement (the “Amendment Agreement”), whereby the parties agreed to amend the Option Agreement such that the expenditures on exploration by the Company are to start on January 6, 2010, instead of November 15, 2009 (as originally agreed upon).  Furthermore, on December 30, 2009, the Company and Kapelka entered into a Share Purchase Option Amending Agreement #2 (the “Amendment Agreement #2”), whereby the parties agreed to amend the Option Agreement such that the expenditures on exploration by the Company are to start on February 1, 2010, instead of January 6, 2010.  The Share Purchase Option Agreement and related Amending Agreements all expired unexercised.

On December 30, 2009, the Company and Kapelka entered into a Share Purchase Option Amending Agreement #2 (the “Amendment Agreement #2”), whereby the parties agreed to amend the Option Agreement such that the expenditures on exploration by the Company are to start on February 1, 2010, instead of January 6, 2010.

On January 20, 2010, the Company entered into a Loan Agreement with Kapelka.  Under the terms of the Loan Agreement the Company agreed to provide Kapelka with a loan of up to $500,000 for general corporate purposes.  Any funds advanced under the loan facility must be repaid by no later than December 31, 2015.  Kapelka in its sole discretion may repay the loan by issuing the Company shares in Kapelka at $1.00 per share.  The loan is non-interest bearing.  As of February 28, 2011, $354,156 has been advanced to Kapelka.

On February 3, 2010, the Company entered into a Memorandum of Understanding with Ophir Exploration Inc. (“Ophir”) and its shareholders for the purchase of all of the issued and outstanding shares of Ophir.  Ophir holds a lease and option agreement whereby it can earn up to a 100% interest in the Marpa Hill project in Suriname.  In order to obtain all of the issued and outstanding shares of Ophir, the Company must issue Ophir shareholders a total of 100,000 shares.  The closing was scheduled for March 1, 2010 however it has been extended until the Company completes satisfactory due diligence.  The Company advanced Ophir $30,000 by way of an interest-bearing loan, which is repayable if the acquisition does not close.  Interest is 5 percent per annum.  As of August 31, 2010, the balance due from Ophir is $31,068 including interest of $1,068, respectively. The Company could not raise the capital required to fund the Ophir Exploration commitments and therefore had to cancel the agreement on a mutual basis with the Companies.

On January 20, 2011, the Company and Kapelka mutually agreed to write off the loan in the amount of $400,841 to Kapelka since the Company was unable to perform under terms of the purchase agreement after being granted numerous extensions.

On January 28, 2011, the Company and Ophir mutually agreed to write off the advance in the amount of $29,912 to Ophir as the Company was not interested in pursuing the project any further.

On February 8, 2011, the Company affected a 30 for 1 reverse stock split of its authorized, issued, and outstanding common stock.  As a result, the authorized capital of the Company common stock with a par value of $0.001, to 750,000,000 shares of common stock with a par value of $0.001.  The accompanying financial statements have been adjusted retroactively to reflect this reverse stock split, correspondingly our issued and outstanding capital decreased from 44,700,000 shares of common stock to 3,166,967 shares of common stock

The reverse stock split became effective with FINRA's Over-the-Counter Bulletin Board (the “OTCBB”) at the opening for trading on February 8, 2011, under the new stock symbol "SCGC".  Our CUSIP number is 80310R 107.

We currently are a shell company and have not completed on any business as of this date and have not generated any revenue to date.

Our Business

The company’s capital has been restructured after its inability to close on any of the previous agreements that it had entered into in the past 2 years. The company could not secure sufficient financing to exercise on any of the previous agreements. As of February 28, 2011 the company has no agreements with any companies and is currently looking for projects as well as possible financings. The company hopes to identify a project in the not to distant future. However it will only be able to enter into an agreement if the funding can be secured in conjunction with a proposed project.

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

Liquidity and Capital Resources

There is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we locate mineral deposits and begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than the sale of minerals found on any properties we acquire.  Our only other source for cash at this time is investments by others in the Company.  We must raise cash to implement our project and stay in business.  Additional explanation of our ability to continue as a going concern is contained elsewhere in this report in the Notes to Financial Statements.

As of February 28, 2011, we had received $568,093 in loans from  non-related parties, which loans are non-interest bearing and have no terms of repayment. $503,093 of these loans have been converted to shares during the quarter and resulted in an increase in our total outstanding shares.

As of February 28, 2011, the Company had total current assets of $93 including cash resources of $93,  with total current liabilities of $122,647 providing the Company with a working capital deficit of $603,044 compared with a working capital deficit of $543,616 as of August 31, 2010.

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

Results of Operation

Six Month Period Ended February 28, 2011, Versus Six Month Period Ended February 28, 2010

General and administrative fees:  General and administrative expenses were $439,227 and $ 80,032 for the six months ended February 28, 2011, and 2010, respectively.  This increase was due primarily to the loss on write off of receivables of $430,753 for the six month period ended February 28, 2011. A decrease in professional fees to $5,354 for the six month period ended February 28, 2011 from $59,018 for the same period from the prior year, a decrease in office and miscellaneous expenses to $1,668 for the six month period ended February 28, 2011 from $14,494 from the period from the prior year and a decrease in filing fees to $1,452 for the six month period ended February 28, 2011 from $6,520 for the same period from the prior year partially offset the loss on write off of receivables.

Net Loss:  Net loss was $440,020 and $79,720 for the six months ended February 28, 2011, and 2010, respectively.  This increase in net loss of $360,300 resulted primarily from the loss on write off of receivables of $430,753 during the six months ended February 28, 2011.

Three Month Period Ended February 28, 2011, Versus Three Month Period Ended February 28, 2010

General and administrative fees:  General and administrative expenses were $438,569 and $ 33,122 for the three (3) months ended February 28, 2011, and 2010, respectively.  This increase was due primarily to the loss on debt write off of receivables of $430,753 during the three month period ended February 28, 2011.  A decrease in professional fees to $5,354 for the three month period ended February 28, 2011 from $21,229 for the same period from the prior year, a decrease in office and miscellaneous expenses to $1,010 for the current period from $8,416 from the period from the prior year and a decrease in filing fees to $1,452 for the current period from $3,477 for the same period from the prior year partially offset the loss on write off of receivables.

Net Loss:  Net loss was $439,736 and $32,810 for the three months ended February 28, 2011, and 2010, respectively.  This increase in net loss resulted primarily from the loss on write of receivables of $430,753 during the three months ended February 28, 2011.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of February 28, 2011.

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

SARA CREEK GOLD CORP. (Registrant)
Date: April 19, 2011	By:/s/ Jean Pomerleau
Jean Pomerleau
President, CEO, CFO, Secretary, Treasurer & Director
(principal executive officer and principal financial officer)