Form 10-Q
period 2011-05-31
SARA CREEK GOLD CORP.
filed 2011-09-13
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

3,166,943 shares of common stock as of August 15, 2011.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
MAY 31, 2011 AND 2010
(Unaudited)

Financial Statements-

Balance Sheets as of May 31, 2011 and August 31, 2010	3

Statements of Operations and Comprehensive (Loss) for Three and Nine Months
Ended May 31, 2011 and 2010, and Cumulative from Inception	4

Statements of Stockholders’ (Deficit) for the Nine Months Ended May 31, 2011 and
Cumulative from Inception	5

Statements of Cash Flows for the Nine Months Ended
May 31, 2011 and 2010, and Cumulative from Inception	6

Notes to Financial Statements May 31, 2011 and 2010	7

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF MAY 31, 2011 AND AUGUST 31, 2010
(Unaudited)

ASSETS
	May 31,	August 31,
	2011	2010
Current Assets:
Cash	$3	$137
Accounts receivable-
Advance - Ophir Exploration Inc.	-	31,068
Total current assets	3	31,205
Other Assets:
Note receivable - related party - Kapelka Exploration Inc.	-	354,156
Total Assets	$3	$385,361

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable - trade	$56,681	$55,041
Accrued liabilities	6,397	3,500
Short-term loan	50,000	502,314
Due to stockholder	13,966	13,966
Total current liabilities	127,044	574,821
Total liabilities	127,044	574,821
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $0.001 per share, 750,000,000 shares authorized; 3,166,943 and 1,490,000 shares issued and outstanding at
May 31, 2011 and August 31, 2010, respectively	3,167	1,490
Additional paid-in capital	558,926	57,510
Accumulated other comprehensive income	2,723	1,287
(Deficit) accumulated during the exploration stage	(691,857)	(249,747)
Total stockholders' (deficit)	(127,041)	(189,460)
Total Liabilities and Stockholders' (Deficit)	$3	$385,361

The accompanying notes are
an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011, AND 2010,
AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006) THROUGH MAY 31, 2011
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	May 31,		May 31,		From
	2011	2010	2011	2010	Inception

Revenues	$-	$-	$-	$-	$-
Expenses:
General and administrative -
Officer compensation	-	-	-	-	38,825
Professional fees	1,500	6,285	6,854	65,303	146,978
Loss on settlement of debt	-	-	430,753	-	430,753
Filing fees	-	985	1,452	7,505	15,149
Office and miscellaneous	590	33,219	2,258	47,713	59,427
Total general and administrative expenses	2,090	40,489	441,317	120,521	689,042
(Loss) from Operations	(2,090)	(40,489)	(441,317)	(120,521)	(689,042)
Other Income (Expense)
Interest Income (Expenses)	-	378	(793)	690	1672
Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$(2,090)	$(40,111)	$(442,110)	$(119,831)	$(687,370)

Comprehensive (Loss):
Foreign currency translation adjustment	-	643	1,436	2,860	2,723
Total Comprehensive (Loss)	$(2,090)	$(39,468)	$(440,674)	$(116,971)	$(691,857)

(Loss) Per Common Share:
(Loss) per common share – Basic and Diluted	$(0.00)	$(0.03)	$(0.02)	$(0.05)

Weighted Average Number of Common
Shares Outstanding – Basic and Diluted	3,166,943	1,490,000	2,390,142	1,490,000

The accompanying notes are
an integral part of these financial statements

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
FOR THE NINE MONTHS ENDED MAY 31, 2011 AND
CUMULATIVE FROM INCEPTION (JUNE 12, 2006) THROUGH MAY 31, 2011
(Unaudited)

Description	Common Stock		Discount on Common Stock	Additional Paid-in Capital	Common Stock Subscriptions Receivable	Accumulated Other Comprehensive Income	(Defict) Accumulated During the Exploration Stage	Totals
	Shares	Amount
Balance - June 12, 2006	-	$-	$-	$-	$-	$-	$-	$-
Common Stock subscribed by Directors	1,000,000	1,000	(20,000)	29,000	(10,000)	-	-	_
Net (loss) for the period	-	-	-	-	-	-	(1,230)	(1,230)
Balance - August 31, 2006	1,000,000	1,000	(20,000)	29,000	(10,000)	-	(1,230)	(1,230)
Payment on common stock subscribed by Directors	-	-	-	-	10,000	-	-	10,000
Net (loss) for the period	-	-	-	-	-	-	(5,855)	(5,855)
Balance - August 31, 2007	1,000,000	1,000,	(20,000)	29,000	-	-	(7,085)	2,915
Common Stock issued for cash	490,000	490	20,000	28,510	-	-	-	49,000
Net (loss) for the period	-	-	-	-	-	-	(58,567)	(58,567)
Balance - August 31, 2008	1,490000	1,490	-	57,510	-	-	(65,652)	(6,652)
Net (loss) for the period	-	-	-	-	-	-	(30,806)	(30,806)
Balance - August 31, 2009	1,490,000	1,490	-	57,510	-	-	(96,458)	(37,458)
Foreign currency translation	-	-	-	-	-	1,287	-	1,287
Net (loss) for the period	-	-	-	-	-	-	(153,289)	(153,289)
Balance - August 31, 2010	1,490,000	1,490	-	57,510	-	1,287	(249,747)	(189,460)
Foreign currency translation	-	-	-	-	-	1,436	-	1,436
Net (loss) for the period	-		-	-	-	-	(442,110)	(442,110)
Shares issued on debt settlement	1,676,967	1,677	-	501,416	-	-	-	503,093
Balance – May 31, 2011	3,166,967	$3,167	-	$558,926	-	2,643	(691,857)	(127,041)

On February 8, 2011 the capital stock of the Company was reverse split on a 30 to 1 basis.
The accompanying notes are an integral part of these financial statements

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2011 AND 2010
AND CUMULATIVE FROM INCEPTION (JUNE 12, 2006)
THROUGH MAY 31, 2011
(Unaudited)

	Nine Months Ended		Cumulative
	May 31,		From
	2011	2010	Inception
Operating Activities:
Net (loss)	$(442,110)	$(119,831)	$(691,857)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Loss on settlement of debt	430,753	-	$430,753
Changes in operating assets and liabilities-
Prepaid expenses	-	1,113	-
Accounts payable	1,640	51,746	56,681
Accrued liabilities	2,897	20,620	6,397
Net Cash (Used in) Operating Activities	6,820	89,818	198,026
Investing Activities:
Advance - Ophir Exploration Inc.	1,156	30,690	29,912
Note receivable - Related party - Kapelka Exploration Inc.	60,905	292,184	415,061
Net Cash (Used in) Investing Activities	59,749	322,874	444,973
Financing Activities:
Proceeds from stockholder loan	-	401,783	537,635
Payments on stockholder loan	-	-	21,355
Proceed from short term loan	65,000	-	65,000
Issuance of common stock for cash	-	-	59,000
Net Cash Provided by Financing Activities	65,000	401,783	640,280
Effect of Exchange Rate Changes on Cash	1,435	2,860	2,722
Net (Decrease) Increase in Cash	134	8,049	3
Cash - Beginning of Period	137	9,394	-
Cash - End of Period	$3	$1,345	$3
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Shares issued on debt settlement	$503,093	$-	$503,093

The accompanying notes are an integral
 part of these financial statements

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011 AND 2010
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

   Unaudited Interim Financial Statements

The interim financial statements of the Company as of May 31, 2011, and August 31, 2010, and for the three and nine months ended May 31, 2011 and 2010, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as May 31, 2011, and August 31, 2010, and the results of its operations and its cash flows for the three months ended May 31, 2011 and 2010, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending August 31, 2011.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s unaudited financial statements as of August 31, 2010, included in the form 10-K, as amended, filed on April 13, 2011 with the SEC, for additional information, including significant accounting policies.

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

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011 AND 2010
(Unaudited)
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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts The Company could realize in a current market exchange.  As of  May 31, 2011, and August 31, 2010, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

  Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of May 31, 2011, and August 31, 2010, and expenses for the three and nine month periods ended May 31, 2011 and 2010, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)           Going Concern

The Company limited operations and is looking for opportunities with in the mining industry.  The Company’s activities to date have been supported by equity financing and loans.  It has sustained losses in all previous reporting periods with a cumulative net loss since inception of $691,857 as of  May 31, 2011.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger, or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011 AND 2010
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

On February 8, 2011, the Company affected a 30 for 1 reverse stock split of its authorized, issued, and outstanding common stock.  As a result, the authorized capital of the Company common stock with a par value of $0.001, to 750,000,000 shares of common stock with a par value of $0.001.  The accompanying financial statements have been adjusted accordingly to reflect this reverse stock split.

On January 5, 2011, the Company converted the outstanding convertible debt of $503,093 for 1,676,967 post-stock split shares of the Company.

On September 23, 2009, the Company affected a 15-for-1 forward stock split of its authorized, issued, and outstanding common stock.  As a result, the authorized capital of the Company increased from 50,000,000 shares of common stock with a par value of $0.001, to 750,000,000 shares of common stock with a par value of $0.001.

On June 12, 2006, the Company issued 30,000,000 shares of its common stock (post forward and pre-reverse stock split) at $.0003 per share to Directors under a stock subscription agreement.  The Directors paid $10,000 for these shares during the year ended August 31, 2007.

In addition, in 2007, the Company commenced a capital formation activity to affect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 18,000,000 shares of newly issued common stock (post forward and pre-reverse stock split) at a price of $0.0033 per share in the public markets.  The Registration Statement on Form SB-2 was filed with the SEC on October 22, 2007, and declared effective on November 5, 2007.  On February 14, 2008, the Company completed and closed the offering by selling 14,700,000 shares (post forward and pre-reverse stock split), of the 18,000,000 registered shares (post forward stock split), of its common stock, par value of $0.001 per share, at an offering price of $0.0033 per share for gross proceeds of $49,000.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011 AND 2010
(Unaudited)
(4)           Income Taxes

The provision (benefit) for income taxes for the three months ended May 31, 2011 and 2010, were as follows (assuming a 15 percent effective income tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$43	$7,037
Change in valuation allowance	(43)	(7,037)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of May 31, 2011 and August 31, 2010, as follows:

	2010	2009

Loss carryforwards	$37,505	$37,462
Less - Valuation allowance	(37,505)	(37,462)

Total net deferred tax assets	$-	$-

The Company had net operating loss carryforwards for income tax reporting purposes of $37,505 and $37,462 as of May 31, 2011 and August 31, 2010, respectively that may be offset against future taxable income.  The net operating loss carryforwards begin to expire in the year 2026.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

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

(6)      Related Party Transactions

The officers and Directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

As of February 28,2011 there was a balance owed to a stockholder of the Company in the amount of $13,966.  This balance is unsecured, non-interest bearing and has no specific terms of repayment.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011 AND 2010
(Unaudited)

(7)           Short-term loan

On November 18, 2010 the Company entered into an unsecured promissory note. The note is $50,000 and has interest of 10% per annum. The due date of the loan is December 31, 2011.

(8)           Advances

On January 28, 2011, the Company and Ophir mutually agreed to write off the advance in the amount of $29,913 to Ophir as the Company was not interested in  pursuing the project any further.

(9)           Note Receivable

On January 20, 2011, the Company and Kapelka mutually agreed to write off the loan in the amount of $400,841 to Kapelka since the Company was unable to perform under the terms of the purchase agreement after being granted numerous extensions.

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

(11)         Subsequent Events

On August 25, 2011 the Company entered into an unsecured promissory note.  The note is $5,000 and has interest of 10% per annum.  The due date of the loan is August 24, 2011.

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

On January 20, 2011 the board of directors determined that the current outstanding capital that was forwarded to Kapelka Exploration Inc that was part of the option and share agreements was to be written off as it had caused certain damage to Kapelka and Orion for its inability to close on the agreements. Both Orion and Kapelka where under agreements for over 2 years and this resulted in both Kapelka and Orion having missed opportunities for other potential deals.

On January 28, 2011 the Board of Directors determined that the current outstanding capital that was forwarded to Ophir Exploration that was part of the purchase agreement was to be written off as it had caused certain damage to Ophir Exploration for its inability to close on the agreements. Ophir Exploration could not entertain any other potential investors well it was bound by the Company. These agreements where extended and could not be closed by the Company as a result this delay and caused damage to Ophir for missed opportunities for other potential deals.

On February 8, 2011, the Company affected a 30 for 1 reverse stock split of its authorized, issued, and outstanding common stock.  As a result, the authorized capital of the Company common stock with a par value of $0.001, to 750,000,000 shares of common stock with a par value of $0.001.  The accompanying financial statements have been adjusted accordingly to reflect this reverse stock split, correspondingly our issued and outstanding capital decreased from 44,700,000 shares of common stock to 3,166,967 shares of common stock.

The reverse stock split became effective with FINRA's Over-the-Counter Bulletin Board (the “OTCBB”) at the opening for trading on February 8, 2011, under the new stock symbol "SCGC".  Our CUSIP number is 80310R 107.

We currently are a shell company and have not completed on any business as of this date and have not generated any revenue to date.

Our Business

The company has been restructuring after its inability to close on any of the previous agreements that it had entered into in the past 2 years. The company could not secure sufficient financing to exercise on any of the previous agreements. As of May 31, 2011 the company has no agreements with any companies and is currently looking for projects as well as possible financings. The company hopes to identify a project in the not to distant future. However it will only be able to enter into an agreement if the funding can be secured in conjunction with a proposed project.

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

Liquidity and Capital Resources

Our financial statements at August 31, 2010 and May 31, 2011 have included language regarding our going concern.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we locate mineral deposits and begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than the sale of minerals found on any properties we acquire.  Our only other source for cash at this time is investments by others in the Company.  We must raise cash to implement our project and stay in business.  Additional explanation of our ability to continue as a going concern is contained elsewhere in this report in the Notes to Financial Statements.

As of November 30, 2010, we had received $566,909 in loans from non-related parties, which loans are non-interest bearing and have no terms of repayment. These loans have been converted to shares during the quarter and resulted in an increase in our total outstanding.

As of May 31, 2011, the Company had total current assets of $3, including cash resources of $3, with total current liabilities of $127,044 providing the Company with a working capital deficit of $127,041 compared with a working capital deficit of $543,616 as of August 31, 2010.

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

Results of Operation

Three Month Period Ended May 31, 2011, Versus Three Month Period Ended May 31, 2010

General and administrative fees:  General and administrative expenses were $2,090 and $ 40,489 for the three months ended May 31, 2011, and 2010, respectively.  This decrease was due primarily to the company having no operations during the period ended May 31, 2011. A decrease in professional fees to $1,500 for the three month period ended May 31, 2011 from $6,285 for the same period from the prior year.

Net Loss:  Net loss was $2,090 and $40,111 for the three months ended May 31, 2011, and 2010, respectively.

Nine Month Period Ended May 31, 2011, Versus Nine Month Period Ended May 31, 2010

General and administrative fees:  General and administrative expenses were $441,317 and $120,521 for the nine months ended May 31, 2011, and 2010, respectively.  This increase was primarily due from the loss on debt settlement of $430,753 during the nine months ended May 31, 2011. A decrease in professional fees to $6,584 for the nine month period ended May 31, 2011 from $65,303 for the same period from the prior year.

Net Loss:  Net loss was $442,110 and $119,831 for the nine months ended May 31, 2011, and 2010, respectively.  This increase in net loss resulted primarily from the loss on debt settlement of $430,753 during the nine months ended May 31, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of May 31, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

On July 18, 2011, the Board of Directors of the Company appointed Kristian Andresen as Chief Executive and Financial Officer of the Company. Additionally, the Board of Directors appointed Mr. Andresen to serve as director of the Company, filling a vacancy on the Board.

 Mr. Andresen, age 42, has served as Chairman and Corporate Secretary of Respect Your universe, Inc. since 2009.  Additionally, he has served as principal of Transmission Films, Inc. since 2007.

In Cnenction with Mr. Andresen’s appointments, on July 19, 2011, Jean Ted Pomerleu resigned from all officer positions and his director position with the Company.

ITEM 6. EXHIBITS

(a)	Exhibit List

	31.1	Certificate pursuant to Rule 13a-14(a)

	32.1	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA CREEK GOLD CORP. (Registrant)
Date: September 12, 2011	By:/s/ Kristian Andresen
Kristian Andresen
Chief Executive Officer