Form 10-K
period 2011-08-31
SARA CREEK GOLD CORP.
filed 2011-12-13
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-52892

Sara Creek Gold Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0511130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7582 Las Vegas Boulevard South #247 Las Vegas, Nevada	89123
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 664-1246

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes   ☐ No (Not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☒Yes   ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  3,166,977 shares of common stock as of November 30, 2011

FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;

•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;

•	our ability to efficiently and effectively finance our operations, and/or purchase orders;

•	deterioration in general or regional economic conditions;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	inability to achieve future sales levels or other operating results;

•	the unavailability of funds for capital expenditures and/or general working capital;

•	operational inefficiencies in distribution or other systems;

•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	inability to efficiently manage our operations;

•	the inability of management to effectively implement our strategies and business plans; and

•	the other risks and uncertainties detailed in this report.

Throughout this Annual Report references to “we”, “our”, “us”, “Sara Creek”, “the Company”, and similar terms refer to Sara Creek Gold Corp.

SARA CREEK GOLD CORP.
FOR THE FISCAL YEAR ENDED
August 31, 2011

PART I

Item 1	Business

Organizational History

Sara Creek Gold Corp. (“the Company”) was incorporated under the laws of the State of Nevada on June 12, 2006, under the name of Uventus Technologies Corp.  On September 23, 2009, the Company merged with its wholly owned subsidiary and changed its name to Sara Creek Gold Corp. to better reflect its business plan which is the acquisition, exploration, and development of gold and other mineral resource properties.

Restatement of the Financial Statements for the Year Ended August 31, 2010

The financial statements included in the Company’s Form 10-K for the fiscal year ended August 31, 2010 and filed on January 6, 2011 were audited by Davis Accounting Group P.C. (formerly known as Etania Audit Group P.C.).  The audit report was issued by Davis Accounting Group P.C. from Cedar City, Utah and was dated December 14, 2010.

The licenses of Mr. Edwin Reese Davis, Jr. and his firm, Davis Accounting Group P.C., lapsed on September 30, 2008 and were formally revoked as of November 4, 2010 by the Utah Division of Occupational & Professional Licensing (“DOPL”).  As Davis Accounting Group P.C. was not licensed when it issued its audit report on the Company’s financial statements, the Company may not include the audit reports in their filings with the Commission.

On April 13, 2011, the Company amended its Form 10-K for the fiscal year ended August 31, 2010 to remove the audit report of Davis Accounting Group P.C. and restate the financial statements as unaudited.

The financial statements for the year ended August 31, 2010, included herewith on Form 10-K for the year ended August 31, 2011, have been restated to reflect a resolution by the Board of Director to forgive $374,156 in outstanding notes receivable as of August 31, 2010.   See Note 5 to the Financial Statements – Notes Receivable and Bad Debt Expense.

Overview

We currently are a shell company and have not completed our business plan and have not generated any revenues to date.

Employees

The Company’s Chief Executive Officer, Kristian Andresen, serves as part-time employee.  Mr. Andresen is responsible for overseeing all operations of the Company.

Item 1A	Risk Factors

Not required for a smaller reporting company.

Item 1B	Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2	Properties

Our principal executive and administrative offices are located at 7582 Las Vegas Boulevard #247, Las Vegas, Nevada 89123. We do not have a lease agreement for the space, pay no rent, and our usage of the space could be terminated at any time.

Item 3	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On November 10, 2011, a claim in the amount of $14,452 was filed against the Company for past due legal services rendered. At the time of this filing the Company is unable to determine the validity of the claims contained therein.

Item 4                 [Removed and Reserved]

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Pink Sheets under the symbol “SCGC”.  Our common stock was approved for quotation under this symbol on September 24, 2009 and previously traded under the symbol “UVTC” without any trading or volume.

The following table sets forth the high and low bid prices for our Common Stock during our last fiscal year, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	Bid Prices ($)
Year Ended	High	Low

August 31, 2011	3.00	0.07
August 31, 2010	3.05	0.05

Holders

As of August 31, 2011, we had 44 holders of our common stock.

Dividend Policy

The payment by us of dividends, if any, in the future rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors.   We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business.

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities

Year Ended August 31, 2006

On June 12, 2006, the Company issued 1,000,000 shares of its $0.001 par value common stock to various directors at $0.001 per share for a subscription receivable of $10,000, which was received in 2007.

Year Ended August 31, 2008

On February 14, 2008, the Company issued 490,000 shares of its $0.001 par value common stock pursuant to a private placement at $0.10 per share for gross proceeds in the amount of $49,000.

Year Ended August 31, 2011

On February 8, 2011, the Company issued 1,676,977 shares of its $0.001 par value common stock in exchange for outstanding debt in the amount of $503,093 at $0.30 per share.

All of the above offerings and sales were deemed to be exempt under either Rule 506 of Regulation D or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, friends or business associates of executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. The individuals and entities to whom we issued securities as indicated in this section are unaffiliated with us.

Use of Proceeds

The Company is using the proceeds from the sale of its common stock for general working capital purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6	Selected Financial Data

Not required for smaller reporting companies.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the related notes included in this annual report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ significantly from those projected in the forward-looking statements as a result of many factors, including those discussed elsewhere in this report.

Overview

We are an exploration stage company that was formed in Nevada on June 12, 2006.  As of August 31, 2011, we had commenced only limited operations, primarily focused on development of our business plan.

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

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Results of Operations for the year ended August 31, 2011

We did not earn any revenues during the year ended August 31, 2011.  The Company incurred $68,868 in general and administrative expenses and $3,926 in interest expense.  As a result, we had a net loss for the year ended August 31, 2011 in the amount of $72,794.

Results of Operations for the year ended August 31, 2010

We did not earn any revenues during the year ended August 31, 2010.  The Company incurred $513,721 in general and administrative expenses.  We had a net loss for the year ended August 31, 2010 in the amount of $513,721.

Results of Operations for period from inception through August 31, 2011

We did not earn any revenues from June 12, 2006 (inception) through August 31, 2011.  We do not anticipate earning significant revenues until such time that we more fully implement our business plan.

We incurred a net loss in the amount of $682,973 from our inception on June 12, 2006 until August 31, 2011. This loss consisted of general and administrative expenses in the amount of $679,047 and interest expense of $3,926.

Liquidity and Capital Resources

As of August 31, 2011, we had cash of approximately $1,458.  To date, we have relied on investor capital to fund our operations having raised $59,000 from the issuance of common stock since inception and $503,093 from investors through debt, which was converted to common stock during the year ended August 31, 2011.

Business Plan and Funding Needs

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

For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of August 31, 2011, the Company had total current assets of $1,458 and a working capital deficit in the amount of $120,880. The Company incurred a net loss of $72,794 during the year ended August 31, 2011 and an accumulated net loss of $682,793 since inception.  The Company has not earned any revenues since inception and its cash resources are insufficient to meet its planned business objectives.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Management’s plan in this regard, is to raise capital through a combination of equity and debt financing sufficient to finance the continuing operations for the next twelve months.  However, there can be no assurance that the Company will be successful in raising such financing.  As an alternative, the Company may be amenable to a sale, merger, or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Critical Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

The accounting policies identified as critical are as follows:

Exploration Stage Company

The Company’s financial statements are presented as a company in the exploration stage of business.  Activities during the exploration stage primarily include implementation of the business plan and obtaining debt and/or equity related financing.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

Net Loss per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Recently Issued Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s interim unaudited financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sara Creek Gold Corp.

We have audited the accompanying balance sheets of Sara Creek Gold Corp. (an Exploration Stage Company) as of August 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2011 and for the period from June 12, 2006 (Inception) through August 31, 2011. Sara Creek Gold Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sara Creek Gold Corp. as of August 31, 2011 and 2010, and the results of its operations and cash flows for each of the years in the two-year period ended August 31, 2011 and for the period from June 12, 2006 (Inception) through August 31, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming Sara Creek Gold Corp. will continue as a going concern. As more fully discussed in Note 3 to the financial statements, the Company has a working capital deficit and reported a net loss since inception and will need to secure new financing or additional capital in order to continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan as to these matters is also described in Note 3. These financial statements do not include adjustments that might result from the outcome of this uncertainty.

L.L. Bradford & Company, LLC
Las Vegas Nevada
December 13, 2011

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	August 31, 2011	August 31, 2010
ASSETS		(Restated)

Current assets
Cash	$1,458	$137
Total current assets	1,458	137

Total assets	$1,458	$137

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$49,446	$49,257
Note payable - stockholder	13,966	13,966
Notes payable	58,926	488,093
Total current liabilities	122,338	551,316

Total liabilities	122,338	551,316

Stockholders' deficit
Common stock; $0.001 par value; 750,000,000
shares authorized, 3,166,977 and 1,490,000
shares issued and outstanding, respectively	3,167	1,490
Additional paid in capital	558,926	57,510
Accumulated deficit	(682,973)	(610,179)
Total stockholders' deficit	(120,880)	(551,179)

Total liabilities and stockholders' deficit	$1,458	$137

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From June 12, 2006
	For the Years Ended		(inception) to
	August 31, 2011	August 31, 2010	August 31, 2011
		(Restated)
Operating expenses
General and administrative	$68,868	$513,721	$679,047
Total operating expenses	68,868	513,721	679,047

Loss from operations	(68,868)	(513,721)	(679,047)

Other expense
Interest expense	(3,926)	-	(3,926)
Total other expense	(3,926)	-	(3,926)

Loss from operations before income taxes	(72,794)	(513,721)	(682,973)
Provision for income taxes	-	-	-
Net loss	$(72,794)	$(513,721)	$(682,973)

Net loss per common share - basic and fully diluted	$(0.03)	$(0.34)	$(0.45)

Weighted average common shares outstanding -
basic and diluted	2,427,269	1,490,000	1,512,153

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Stock			Total
	Common Stock		Subscription	Additional	Accumulated	Stockholders'
	Shares	Amount	Receivable	Paid-in Capital	Deficit	Equity (Deficit)
Balance, June 12, 2006 (inception)	-	$-	$-	$-	$-	$-

Issuance of stock at $0.001 per share	1,000,000	1,000	(10,000)	9,000	-	-

Net loss	-	-	-	-	(1,230)	(1,230)

Balance, August 31, 2006	1,000,000	1,000	(10,000)	9,000	(1,230)	(1,230)

Receipt of stock subscription receivable	-	-	10,000	-	-	10,000

Net loss	-	-	-	-	(5,855)	(5,855)

Balance, August 31, 2007	1,000,000	1,000	-	9,000	(7,085)	2,915

Issuance of stock pursuant to a private
placement at $0.10 per share	490,000	490	-	48,510	-	49,000

Net loss	-	-	-	-	(58,567)	(58,567)

Balance, August 31, 2008	1,490,000	1,490	-	57,510	(65,652)	(6,652)

Net loss	-	-	-	-	(30,806)	(30,806)

Balance, August 31, 2009	1,490,000	1,490	-	57,510	(96,458)	(37,458)

Net loss	-	-	-	-	(513,721)	(513,721)

Balance, August 31, 2010 (Restated)	1,490,000	1,490	-	57,510	(610,179)	(551,179)

Issuance of common stock in exchange
for debt at $0.30 per share	1,676,977	1,677	-	501,416	-	503,093

Net loss	-	-	-	-	(72,794)	(72,794)

Balance, August 31, 2011	3,166,977	$3,167	$-	$558,926	$(682,973)	$(120,880)

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From June 12, 2006
			(inception) to
	August 31, 2011	August 31, 2010	August 31, 2011
		(Restated)
Cash flows from operating activities:
Net loss	$(72,794)	$(513,721)	$(682,973)
Adjustments to reconcile net loss to net
cash used by operating activities:
Loss on settlement of debt	58,739	374,155	432,894
Accrued interest on notes payable	3,926	-	3,926
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	189	25,537	49,446
Net cash used by operating activities	(9,940)	(114,029)	(196,707)

Cash flows from investing activities:
Notes receivable, net	(58,739)	(374,155)	(432,894)
Net cash used by investing activities	(58,739)	(374,155)	(432,894)

Cash flows from financing activities:
Proceeds from notes payable - stockholder	-	-	35,321
Repayment of notes payable - stockholder	-	-	(21,355)
Proceeds from notes payable	70,000	488,093	558,093
Issuance of common stock for cash	-	-	59,000
Net cash provided by financing activities	70,000	488,093	631,059

Net change in cash	1,321	(91)	1,458

Cash, beginning of period	137	228	-

Cash, end of period	$1,458	$137	$1,458

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Supplemental disclosure of non-cash financing activity
Stock issued in exchange for debt	$503,093	$-	$503,093

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010

1.           DESCRIPTION OF BUSINESS

Sara Creek Gold Corp. (“the Company”) was incorporated under the laws of the State of Nevada on June 12, 2006, under the name of Uventus Technologies Corp.  On September 23, 2009, the Company merged with its wholly owned subsidiary and changed its name to Sara Creek Gold Corp. to better reflect its business plan which is the acquisition, exploration, and development of gold and other mineral resource properties.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The accompanying financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Year-End - The Company has selected August 31 as its year end.

Exploration Stage Company - The Company’s financial statements are presented as a company in the exploration stage of business.  Activities during the exploration stage primarily include implementation of the business plan and obtaining debt and/or equity related financing.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

Concentration of Credit Risk for Cash Held at Banks - The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.  As of August 31, 2011 no amounts were in excess of the federally insured program.

Revenue Recognition Policy - The Company will recognize revenue once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the product or service has been rendered; the fee is fixed and determinable based on the completion of stated terms and conditions; and collection of the amount due is reasonably assured.  The Company did not realize any revenues from June 12, 2006 (inception) through August 31, 2011.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes.”  Under FASB ASC 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments - FASB ASC 825, “Disclosure About Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of August 31, 2011 the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments.

Dividends - The payment of dividends by the Company in the future will be at the discretion of the Board of Directors and will depend on our earnings, capital requirements and financial condition, as well as other relevant factors.

Earnings (Loss) per Share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of August 31, 2011.

Risks and Uncertainties - The Company’s operations and future are dependent in a large part on its ability to locate economically developable deposits of precious metals.  The Company’s inability to locate and extract precious metals may have a material adverse effect on its financial condition, results of operations and cash flows.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010

New Accounting Pronouncements - There are no recent accounting pronouncements that are expected to have an effect on the Company’s interim unaudited financial statements.

3.           GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of August 31, 2011, the Company had total current assets of $1,458 and a working capital deficit in the amount of $120,880. The Company incurred a net loss of $72,794 during the year ended August 31, 2011 and an accumulated net loss of $682,973 since inception.  The Company has not earned any revenues since inception and its cash resources are insufficient to meet its planned business objectives.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Management’s plan in this regard, is to raise capital through a combination of equity and debt financing sufficient to finance the continuing operations for the next twelve months.  However, there can be no assurance that the Company will be successful in raising such financing.  As an alternative, the Company may be amenable to a sale, merger, or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

4.	RESTATMENT OF THE FINANCIAL STATEMENTS FOR THE YEAR ENDED AUGUST 31, 2010

The financial statements included in the Company’s Form 10-K for the fiscal year ended August 31, 2010 and filed on January 6, 2011 were audited by Davis Accounting Group P.C. (formerly known as Etania Audit Group P.C.).  The audit report was issued by Davis Accounting Group P.C. from Cedar City, Utah and was dated December 14, 2010.

The licenses of Mr. Edwin Reese Davis, Jr. and his firm, Davis Accounting Group P.C., lapsed on September 30, 2008 and were formally revoked as of November 4, 2010 by the Utah Division of Occupational & Professional Licensing (“DOPL”).  As Davis Accounting Group P.C. was not licensed when it issued its audit report on the Company’s financial statements, the Company may not include the audit reports in their filings with the Commission.

On April 13, 2011, the Company amended its Form 10-K for the fiscal year ended August 31, 2010 to remove the audit report of Davis Accounting Group P.C. and restate the financial statements as unaudited.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010

The financial statements for the year ended August 31, 2010, included on Form 10-K for the year ended August 31, 2011, have been restated to reflect a resolution by the Board of Director to forgive $374,156 in outstanding notes receivable as of August 31, 2010.   See Note 5 regarding notes receivable and bad debt expense.

5.           NOTES RECEIVABLE AND BAD DEBT EXPENSE

On January 20, 2010, the Company entered into a loan agreement with Kapelka Exploration, Inc. (“Kapelka”).  Under the terms of the loan agreement the Company agreed to provide Kapelka with cash advances of up to $500,000 for general operating purposes. Any funds advanced under the loan were non-interest bearing and were to be repaid to the Company no later than December 31, 2015.  On January 20, 2011 the Company’s Board of Directors resolved to forgive accumulated advances of $418,876 indebted to the Company and recorded the loss to bad debt expense.

On February 3, 2010 the Company entered into a memorandum of understanding with Ophir Exploration Inc. (“Ophir”) and advanced $30,000 at an interest rate of 5% per annum.  On January 28, 2011 the Company’s Board of Directors resolved to forgive the $30,000 indebted to the Company, together with accrued interest in the amount of $1,442, and recorded the loss to bad debt expense.

Bad debt expense for the years ended August 31, 2011 and 2010 totaled $58,739 and $374,156, respectively.

6.           NOTES PAYABLE

As of August 31, 2011 there was a balance due to a stockholder in the amount of $13,966.  This balance is unsecured, non-interest bearing and has no specific terms of repayment.

As of February 8, 2011, the Company received advances totaling $503,093 from an unrelated third party.  The advances were non-interest bearing, unsecured, and due on demand.  On February 8, 2011, the outstanding debt was exchanged for 1,676,977 shares of common stock at $0.30 per share.  There was no gain or loss recorded on the conversion of the debt.

On November 18, 2010 the Company entered into an unsecured promissory note in the amount of $50,000. The note bears interest of 10% per annum and is due on December 31, 2011.  As of August 31, 2011, the balance together with accrued interest totaled $53,918.

On August 25, 2011 the Company entered into an unsecured promissory note in the amount of $5,000. The note bears interest of 10% per annum and is due on August 24, 2012.  As of August 31, 2011, the balance together with accrued interest totaled $5,008.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010

7.           INCOME TAX

The Company had net operating loss carry forwards for income tax reporting purposes of $682,937 and $610,179 as of August 31, 2011 and 2010, respectively.  These carry forwards may be used to offset against future taxable income and begin to expire in the year 2026.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carry forwards, as the Company believes there is high probability that the carry forwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

Significant components of the Company’s deferred tax liabilities and assets as of August 31, 2011 and 2010 are as follows:

	August 31, 2011	August 31, 2010
Deferred tax asset:
Net operating loss	$682,973	$610,179
	682,973	610,179
Income tax rate	35%	35%
	239,041	213,563
Less valuation allowance	(239,041)	(213,563)
Deferred tax asset	$-0-	$-0-

Through August 31, 2011, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.

8.           STOCKHOLDERS’ EQUITY (DEFICIT)

On September 23, 2009, the Company affected a 15 for 1 forward stock split of its authorized, issued, and outstanding common stock.

On February 8, 2011, the Company affected a 30 for 1 reverse stock split of its authorized, issued, and outstanding common stock.

The accompanying financial statements have been adjusted to reflect the forward and reverse stock splits, retroactively.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010

On June 12, 2006, the Company issued 1,000,000 shares of its $0.001 par value common stock to various directors at $0.001 per share for a subscription receivable of $10,000, which was received in 2007.

On February 14, 2008, the Company issued 490,000 shares of its $0.001 par value common stock pursuant to a private placement at $0.10 per share for gross proceeds in the amount of $49,000.

On February 8, 2011, the Company issued 1,676,977 shares of its $0.001 par value common stock in exchange for outstanding debt in the amount of $503,093 at $0.30 per share.  See also Note 4 regarding notes payable.

9.           SUBSEQUENT EVENTS

On November 10, 2011, a claim in the amount of $14,452 was filed against the Company for past due legal services rendered. At the time of this filing the Company is unable to determine the validity of the claims contained therein.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of August 31, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

As of August 31, 2011, our President assessed the effectiveness of our internal control over financial reporting. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of August 31, 2011, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control, as more fully described below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) lack of a formal whistleblower policy. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2011.

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

Changes in Internal Control over Financial Reporting

During the year ended August 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

Below is the name and certain information regarding our executive officer and director.

Name	Age	Position

Kristian Andresen	37	President, CEO, Secretary, Treasurer and Director

The biography of our officer and director is listed below and contains information regarding the person’s service as a director, business experience, public company director positions currently held or held at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Board to determine that the person should serve as a director in light of our business and structure.

Kristian Andresen, President, CEO, Secretary, Treasurer and Director

As our CEO, Kristian Andresen is responsible for the day-to-day management of the Company, administrative functions and corporate filings, and for the continued strategic evolution of its business.  He brings to the Board his several years of experience in organizing and managing corporations, as well as advertising and marketing.  He currently devotes up to ten hours per week (25% of his time) to the Company.

Kristian Andresen is an experienced producer and entrepreneur. Mr. Andresen currently owns and operates Transmission Films, which has been in business since June 2007. Prior to his current venture, Mr. Andresen worked as an Executive Producer and Managing Partner at Circle Productions Limited, where he was responsible for managing all aspects of company business and overseeing marketing.  Mr. Andresen’s current work for Transmission Films does not present a conflict of interest with his role for the Company.

Family Relationships

There are no family relationships among our officer and director.

Board of Director Committees

Currently our Board of Directors does not have an audit, compensation or nomination committee due to financial constraints.  Our Board as a whole fulfills these functions.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until the next annual meeting or until removed by the board.

Item 11	Executive Compensation

The following table sets forth the compensation payable to the officers and directors of the Company for the fiscal years ended August 31, 2011 and 2010:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kristian Andresen (1)	2011	-	-	-	-	-	-	-	-
Jean Pomerleau (2)	2011 2010	510 36,154	- -	- -	- -	- -	- -	- -	510 36,154

(1)	Mr. Kristian Andresen was appointed President, CEO, CFO, Secretary, Treasurer and Director of the Company on July 18, 2011.

(2)	Mr. Jean Pomerleau was appointed President, CEO, CFO, Secretasry, Treasurer and Director of the Company on August 17, 2009 and resigned on July 19, 2011.

Equity Compensation Plans

None.

Employment Agreements

None.

Director Compensation

None.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of August 31, 2011.

•	By each person who is known by us to beneficially own more than 5% of our common stock;

•	By each of our officers and directors; and

•	By all of our officers and directors as a group.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*

Common	Lander Services, Inc. Calle Elvira Mendez No. 10 Penthouse Panama	838,489	26.476%
Common	Lindiford Assets Corp. Calle Elvira Mendez No. 10 Penthouse Panama	838,489	26.476%
Common	Jean Pomerleau 222 Signal Hill Point SW Calgary, Alberta T3H 2X6	1,000,000	31.576%
Common	All 5% Shareholders	2,676,978	84.528%

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In   addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Change in Control

On August 28, 2009, Mr. Richard Pak, a director of our Company (and our former President, CEO, CFO, Secretary and Treasurer), agreed to sell all of his 1,000,000 shares of our issued and outstanding common stock to Mr. Jean Pomerleau, our President, CEO, CFO, Secretary, Treasurer and a director of our Company, for an aggregate price of $20,000 to be paid on or before September 10, 2009, pursuant to a stock purchase agreement.

The closing of the foregoing stock purchase agreement took place on September 9, 2009, and as of such date, Mr. Jean Pomerleau became the owner of 1,000,000 shares of our common stock representing approximately 31.576% of our issued and outstanding common stock.

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

Item 13	Certain Relationships and Related Transactions, and Director Independence

Other than listed below, during the period since June 12, 2006 (inception), there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common or preferred stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

On August 28, 2009, Mr. Richard Pak, a former Director, President, CEO, CFO, Secretary and Treasurer of the Company, agreed to sell 100% of his 1,000,000 shares of our issued and outstanding common stock to Mr. Jean Pomerleau, our President, CEO, CFO, Secretary, Treasurer and a director of our Company, for an aggregate price of $20,000 to be paid on or before September 10, 2009, pursuant to a stock purchase agreement. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Change in Control” above for a description of the stock purchase agreement.

Item 14	Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

Fiscal		Audit-Related
Year	Audit Fees	Fees	Tax Fees	All Other Fees
2011	$4,000	-	-	-
2010	$4,000	-	-	-

Pre-Approval Policies and Procedures

The board of directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our whole board and are subject to review by our whole board.

PART IV

Item 15	Exhibits, Financial Statement Schedules

Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-2, filed October 22, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sara Creek Gold Corp.

Date: December 13, 2011	/s/ Kristian Andresen
Kristian Andresen President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Financial Officer)