Form 10-Q
period 2011-11-30
SARA CREEK GOLD CORP.
filed 2011-12-22
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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
☒ Yes           ☐ No (Not required)

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

SARA CREEK GOLD CORP.
FOR THE FISCAL QUARTER ENDED
November 30, 2011

PART I

Item 1	Financial Statements

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	November 30, 2011	August 31, 2011
ASSETS	(Unaudited)

Current assets
Cash	$18,418	$1,458
Total current assets	18,418	1,458

Total assets	$18,418	$1,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$49,304	$49,446
Note payable - stockholder	13,966	13,966
Notes payable	85,697	58,926
Total current liabilities	148,967	122,338

Total liabilities	148,967	122,338

Stockholders' deficit
Common stock; $0.001 par value; 750,000,000
shares authorized, 3,166,977 and 1,490,000
shares issued and outstanding, respectively	3,167	3,167
Additional paid in capital	558,926	558,926
Accumulated deficit	(692,642)	(682,973)
Total stockholders' deficit	(130,549)	(120,880)

Total liabilities and stockholders' deficit	$18,418	$1,458

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

			From June 12, 2006
	For the Three Months Ended		(inception) to
	November 30, 2011	November 30, 2010	November 30, 2011
		(Restated)
Operating expenses
General and administrative	7,898	63,244	686,945
Total operating expenses	7,898	63,244	686,945

Loss from operations	(7,898)	(63,244)	(686,945)

Other expense
Interest expense	(1,771)	(164)	(5,697)
Total other expense	(1,771)	(164)	(5,697)

Loss from operations before income taxes	(9,669)	(63,408)	(692,642)
Provision for income taxes	-	-	-
Net loss	$(9,669)	$(63,408)	$(692,642)

Net loss per common share - basic and fully diluted	$(0.00)	$(0.04)	$(0.44)

Weighted average common shares outstanding -
basic and diluted	3,166,977	1,490,000	1,587,560

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Stock			Total
	Common Stock		Subscription	Additional	Accumulated	Stockholders'
	Shares	Amount	Receivable	Paid-in Capital	Deficit	Equity (Deficit)
Balance, June 12, 2006 (inception)	-	$-	$-	$-	$-	$-

Issuance of stock at $0.001 per share	1,000,000	1,000	(10,000)	9,000	-	-

Net loss	-	-	-	-	(1,230)	(1,230)

Balance, August 31, 2006	1,000,000	1,000	(10,000)	9,000	(1,230)	(1,230)

Receipt of stock subscription receivable	-	-	10,000	-	-	10,000

Net loss	-	-	-	-	(5,855)	(5,855)

Balance, August 31, 2007	1,000,000	1,000	-	9,000	(7,085)	2,915

Issuance of stock pursuant to a private
placement at $0.10 per share	490,000	490	-	48,510	-	49,000

Net loss	-	-	-	-	(58,567)	(58,567)

Balance, August 31, 2008	1,490,000	1,490	-	57,510	(65,652)	(6,652)

Net loss	-	-	-	-	(30,806)	(30,806)

Balance, August 31, 2009	1,490,000	1,490	-	57,510	(96,458)	(37,458)

Net loss	-	-	-	-	(513,721)	(513,721)

Balance, August 31, 2010	1,490,000	1,490	-	57,510	(610,179)	(551,179)

Issuance of common stock in exchange
for debt at $0.30 per share	1,676,977	1,677	-	501,416	-	503,093

Net loss	-	-	-	-	(72,794)	(72,794)

Balance, August 31, 2011	3,166,977	3,167	-	558,926	(682,973)	(120,880)

Net loss	-	-	-	-	(9,669)	(9,669)

Balance, November 30, 2011 (Unaudited)	3,166,977	$3,167	$-	$558,926	$(692,642)	$(130,549)

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

			From June 12, 2006
	For the Three Months Ended		(inception) to
	November 30, 2011	November 30, 2010	November 30, 2011
		(Restated)
Cash flows from operating activities:
Net loss	$(9,669)	$(63,408)	$(692,642)
Adjustments to reconcile net loss to net
cash used by operating activities:
Loss on settlement of debt	-	60,500	432,894
Accrued interest on notes payable	1,771	164	5,697
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(142)	126	49,304
Net cash used by operating activities	(8,040)	(2,618)	(204,747)

Cash flows from investing activities:
Notes receivable, net	-	(60,500)	(432,894)
Net cash used by investing activities	-	(60,500)	(432,894)

Cash flows from financing activities:
Proceeds from notes payable - stockholder	-	-	35,321
Repayment of notes payable - stockholder	-	-	(21,355)
Proceeds from notes payable	25,000	65,000	583,093
Issuance of common stock for cash	-	-	59,000
Net cash provided by financing activities	25,000	65,000	656,059

Net change in cash	16,960	1,882	18,418

Cash, beginning of period	1,458	137	-

Cash, end of period	$18,418	$2,019	$18,418

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Supplemental disclosure of non-cash financing activity
Stock issued in exchange for debt	$-	$-	$503,093

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2011
UNAUDITED

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

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended August 31, 2011.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three months ended November 30, 2011 are not necessarily indicative of results for the full fiscal year.

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
NOVEMBER 30, 2011
UNAUDITED

Cash and Cash Equivalents - Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

Concentration of Credit Risk for Cash Held at Banks - The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.  As of November 30, 2011 and August 31, 2011 no amounts were in excess of the federally insured program, respectively.

Revenue Recognition Policy - The Company will recognize revenue once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the product or service has been rendered; the fee is fixed and determinable based on the completion of stated terms and conditions; and collection of the amount due is reasonably assured.  The Company did not realize any revenues from June 12, 2006 (inception) through November 30, 2011.

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

Fair Value of Financial Instruments - FASB ASC 825, “Disclosure About Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of November 30, 2011 and August 31, 2011 the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments, respectively.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2011
UNAUDITED

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of November 30, 2011 and 2010, respectively.

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

3.           GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2011, the Company had total current assets of $18,418 and a working capital deficit in the amount of $130,549. The Company incurred a net loss of $9,669 during the three months ended November 30, 2011 and an accumulated net loss of $692,642 since inception.  The Company has not earned any revenues since inception and its cash resources are insufficient to meet its planned business objectives.

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
NOVEMBER 30, 2011
UNAUDITED

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

4.           RESTATMENT OF THE FINANCIAL STATEMENTS FOR THE YEAR ENDED AUGUST 31, 2010 AND THE THREE MONTHS ENDED NOVEMBER 30, 2010

The financial statements included in the Company’s original Form 10-K for the fiscal year ended August 31, 2010 and filed on January 6, 2011 were audited by Davis Accounting Group P.C. (formerly known as Etania Audit Group P.C.).  The audit report was issued by Davis Accounting Group P.C. from Cedar City, Utah and was dated December 14, 2010.

The licenses of Mr. Edwin Reese Davis, Jr. and his firm, Davis Accounting Group P.C., lapsed on September 30, 2008 and were formally revoked as of November 4, 2010 by the Utah Division of Occupational & Professional Licensing (“DOPL”).  As Davis Accounting Group P.C. was not licensed when it issued its audit report on the Company’s financial statements, the Company may not include the audit reports in its filings with the Commission.

On April 13, 2011, the Company amended its Form 10-K for the fiscal year ended August 31, 2010 to remove the audit report of Davis Accounting Group P.C. and restate the financial statements as unaudited.

The financial statements for the years ended August 31, 2011 and 2010 have been audited by L.L. Bradford & Company, LLC.  Their audit reported is included on the Company’s Form 10-K for the fiscal year ended August 31, 2011 and was filed on December 13, 2011.

The audited financial statements for the year ended August 31, 2010, included on Form 10-K for the year ended August 31, 2011, have been restated to reflect a resolution by the Board of Directors to forgive $374,156 in outstanding notes receivable as of August 31, 2010.

The financial statements for the three months ended November 30, 2010, included on Form 10-Q for the quarter ended November 30, 2010, have been restated to reflect a resolution by the Board of Directors to forgive $60,500 in outstanding notes receivable as of November 30, 2010.

See also Note 5 regarding notes receivable and bad debt expense.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2011
UNAUDITED

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

Bad debt expense for the three months ended November 30, 2011 and 2010 totaled $0 and $60,500, respectively.

6.           NOTE PAYABLE - STOCKHOLDER

As of November 30, 2011 and August 31, 2011 there was a balance due to a stockholder in the amount of $13,966.  This balance is unsecured, non-interest bearing and has no specific terms of repayment.

7.           NOTES PAYABLE

As of August 31, 2010, the Company received advances totaling $488,093.   During the three months ended November 30, 2010, the Company received an additional $15,000 for an accumulative balance of $503,093.  These advances were non-interest bearing, unsecured, and due on demand.  On February 8, 2011, the outstanding debt of $503,093 was exchanged for 1,676,977 shares of common stock at $0.30 per share.  Therefore, as of November 30, 2011 and August 31, 2011, the balance together with accrued interest totaled $0.  There was no gain or loss recorded on the conversion of the debt.

On November 18, 2010 the Company entered into an unsecured promissory note in the amount of $50,000. The note bears interest of 10% per annum and is due on December 31, 2011.  As of November 30, 2011 and August 31, 2011, the balance together with accrued interest totaled $55,164 and $53,918, respectively.

On August 25, 2011 the Company entered into an unsecured promissory note in the amount of $5,000. The note bears interest of 10% per annum and is due on August 24, 2012.  As of November 30, 2011 and August 31, 2011, the balance together with accrued interest totaled $5,133 and $5,008, respectively.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2011
UNAUDITED

On September 20, 2011 the Company entered into two unsecured promissory notes for a total amount of $10,000. The notes bear interest of 10% per annum and are due on September 19, 2012.  As of November 30, 2011, the balance together with accrued interest totaled $10,195.

On October 11, 2011 the Company entered into an unsecured promissory note in the amount of $15,000. The note bears interest of 10% per annum and is due on October 10, 2012.  As of November 30, 2011, the balance together with accrued interest totaled $15,205.

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

9.           LEGAL PROCEEDINGS

On November 10, 2011, a claim in the amount of $14,452 was filed against the Company for past due legal services rendered. At the time of this filing the Company is unable to determine the validity of the claims contained therein.

Item 2        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited interim financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”.  Forward-looking statements may also be made in the Company’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements.  Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance, and therefore, you should not put undue reliance upon them. Some of the statements that are forward-looking include: our ability to successfully implement our business plan; our estimates of revenues and of other expenses associated with our operations; our ability to respond to increasing competition and to changes in consumer preferences in the apparel industry; our ability to generate sufficient cash flows and maintain adequate sources of liquidity to finance our ongoing operations and our capital expenditures; our ability to absorb increasing labor and product costs; and our ability to create and maintain our brand.  The Company undertakes no obligation to update or revise any forward-looking statements.

History and Overview

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

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Three months ended November 30, 2011 and 2010

During the three months ended November 30, 2011 and 2010, we incurred net losses of $9,669 and 63,408, consisting of general and administrative expense in the amounts of $7,898 and $63,244 and interest expense of $1,771 and $164, respectively.  General and administrative expense during 2010 included notes receivable of $60,500 which was written off as bad debt expense.

For the period from June 12, 2006 (inception) to November 30, 2011

We did not earn any revenues from June 12, 2006 (inception) through November 30, 2011 but incurred a net loss in the amount of $692,642. This loss consisted of general and administrative expense in the amount of $686,945 and interest expense of $5,697.  General and administrative expense during this period included notes receivable of $432,894 which was written off as bad debt expense.

Liquidity and Financial Condition

As of November 30, 2011 the Company had current assets of $18,418, current liabilities of $148,967 and a working capital deficit of $130,549 compared to current assets of $1,458, current liabilities of $122,338 and a working capital deficit of $120,880 at August 31, 2011.

Our cash balance as of November 30, 2011 was $18,418 compared to $1,458 at August 31, 2011. The increase in cash is a result of net proceeds from notes payable executed in the first quarter of 2011.

We anticipate that additional capital will be required to implement our business plan.  In order to obtain the necessary capital, the Company may need to sell additional shares of common stock or borrow funds from private lenders.  Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us or experience unexpected cash requirements that would force us to seek alternative financing.  Further, if we issue additional equity or debt securities as a means of raising additional capital, stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock.

Operating Activities

During the three months ended November 30, 2011, the Company has increased its cash position by $16,960.  During this period we used cash in the amount of $8,040 for operating activities which includes a net loss of $9,669 offset by accrued interest on notes payable of $1,771 and a decrease in accounts payable and accrued liabilities in the amount of $142.

During the three months ended November 30, 2010, the Company used cash in the amount of $2,618 for operating activities. Cash used in operating activities included a net loss of $63,408 offset by a $60,500 loss on settlement of debt, accrued interest on notes payable of $164 and an increase in accounts payable of $126.

During the period from June 12, 2006 (inception) to November 30, 2011, the Company used $204,747 of cash for operating activities.  This includes an accumulative net loss of $692,642 offset by a $432,894 loss on settlement of debt, accrued interest on notes payable of $5,697 and an increase in accounts payable of $49,304.

Investing Activities

There were no investing activities for the three months ended November 30, 2011.   By comparison, during the three months ended November 30, 2010, the Company used cash in the amount of $60,500 for investing activities.  This amount included cash advances to third parties in the form of notes receivable which were written off as bad debt expense.

For the period from June 12, 2006 (inception) to November 30, 2011, cash used in investing activities totaled $432,894 and included cash advances to third parties in the form of notes receivable which were written off as bad debt expense during the years ended August 31, 2010 and 2011.

Financing Activities

During the three months ended November 30, 2011 and 2010, the Company received proceeds from notes payable in the amounts of $25,000 and $65,000 for total cash provided by financing activities of $25,000 and $65,000, respectively.

From June 12, 2006 (inception) to November 30, 2011, the Company received proceeds from a loan due to a stockholder of $35,321, repaid $21,355 to the stockholder, received proceeds from notes payable in the amount of $583,093 and received proceeds from issuance of common stock of $59,000 for total cash provided by financing activities of $656,059.  $503,093 of the proceeds from notes payable was converted to common stock during the year ended August 31, 2011.

We presently do not have any available credit, financing or other external sources of liquidity.  In order to obtain future capital, we may need to sell additional shares of common stock or borrow funds from private lenders.  However, any downturn in the U.S. stock and debt markets is likely to make it more difficult to obtain financing through the issuance of equity or debt securities.  As a result, there can be no assurance that we will be successful in obtaining additional funding.

Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  Further, if we issue additional equity or debt securities, stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock.

Liquidity and Management’s Plans

As reflected in the accompanying unaudited interim financial statements, the Company had a net loss of $9,669, net cash used in operations of $8,040 for the three months ended November 30, 2011 and an accumulative net loss of $692,642 since inception.  And as of November 30, 2011, we had cash of approximately $18,418.

To date, we have relied on investor capital to fund our operations having raised $59,000 from the issuance of common stock since inception and $583,093 from investors through debt, $503,093 of which was converted to common stock during the year ended August 31, 2011.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2011, the Company had total current assets of $18,418 and a working capital deficit in the amount of $130,549. The Company incurred a net loss of $9,669 during the three months ended November 30, 2011 and an accumulated net loss of $692,642 since inception.  The Company has not earned any revenues since inception and its cash resources are insufficient to meet its planned business objectives.

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

Summary of Significant Accounting Policies

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

  Item 3      Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4        Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15 (b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1             Legal Proceedings

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

Item 1A          Risk Factors

Not required for a smaller reporting company.

Item 2            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3            Defaults Upon Senior Securities

None.

Item 4            [Removed and Reserved]

None.

Item 5             Other Information

None.

Item 6             Exhibits

Number	Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*  Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sara Creek Gold Corp.

Date: December 21, 2011	/s/ Kristian Andresen
Kristian Andresen President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Financial Officer)