Form 10-Q
period 2012-02-29
SARA CREEK GOLD CORP.
filed 2012-04-19
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  3,166,985 shares of common stock as of April 15, 2012

SARA CREEK GOLD CORP.
FOR THE FISCAL QUARTER ENDED
FEBRUARY 29, 2012

PART I

Item 1	Financial Statements

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	February 29, 2012	August 31, 2011
ASSETS	(Unaudited)

Current assets
Cash	$3,936	$1,458
Total current assets	3,936	1,458

Total assets	$3,936	$1,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$47,803	$49,446
Note payable - stockholder	13,966	13,966
Notes payable	87,692	58,926
Total current liabilities	149,461	122,338

Total liabilities	149,461	122,338

Commitments and contingencies

Stockholders' deficit
Common stock; $0.001 par value; 750,000,000
shares authorized, 3,166,985
shares issued and outstanding, respectively	3,167	3,167
Additional paid in capital	558,926	558,926
Accumulated deficit	(707,618)	(682,973)
Total stockholders' deficit	(145,525)	(120,880)

Total liabilities and stockholders' deficit	$3,936	$1,458

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

					From June 12, 2006
	For the three months ended		For the six months ended		(inception) to
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011	February 29, 2012
				(Restated)
Operating expenses
General and administrative	$12,981	$382	$20,879	$63,626	$699,926
Total operating expenses	12,981	382	20,879	63,626	699,926

Loss from operations	(12,981)	(382)	(20,879)	(63,626)	(699,926)

Other expense
Interest expense	(1,995)	(1,233)	(3,766)	(1,397)	(7,692)
Total other expense	(1,995)	(1,233)	(3,766)	(1,397)	(7,692)

Loss from operations before income taxes	(14,976)	(1,615)	(24,645)	(65,023)	(707,618)
Provision for income taxes	-	-	-	-	-
Net loss	$(14,976)	$(1,615)	$(24,645)	$(65,023)	$(707,618)

Net loss per common share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.04)	$(0.43)

Weighted average common shares outstanding -
basic and diluted	3,166,985	1,490,000	3,166,977	1,490,000	1,656,395

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Stock			Total
	Common Stock		Subscription	Additional	Accumulated	Stockholders'
	Shares	Amount	Receivable	Paid-in Capital	Deficit	Equity (Deficit)
Balance, June 12, 2006 (inception)	-	$-	$-	$-	$-	$-

Issuance of stock at $0.001 per share	1,000,000	1,000	(10,000)	9,000	-	-

Net loss	-	-	-	-	(1,230)	(1,230)

Balance, August 31, 2006	1,000,000	1,000	(10,000)	9,000	(1,230)	(1,230)

Receipt of stock subscription receivable	-	-	10,000	-	-	10,000

Net loss	-	-	-	-	(5,855)	(5,855)

Balance, August 31, 2007	1,000,000	1,000	-	9,000	(7,085)	2,915

Issuance of stock pursuant to a private
placement at $0.10 per share	490,000	490	-	48,510	-	49,000

Net loss	-	-	-	-	(58,567)	(58,567)

Balance, August 31, 2008	1,490,000	1,490	-	57,510	(65,652)	(6,652)

Net loss	-	-	-	-	(30,806)	(30,806)

Balance, August 31, 2009	1,490,000	1,490	-	57,510	(96,458)	(37,458)

Net loss	-	-	-	-	(513,721)	(513,721)

Balance, August 31, 2010	1,490,000	1,490	-	57,510	(610,179)	(551,179)

Issuance of common stock in exchange
for debt at $0.30 per share	1,676,977	1,677	-	501,416	-	503,093

Net loss	-	-	-	-	(72,794)	(72,794)

Balance, August 31, 2011	3,166,977	3,167	-	558,926	(682,973)	(120,880)

Adjustment for rounding differences	8	-	-	-	-	-

Net loss	-	-	-	-	(24,645)	(24,645)

Balance, February 29, 2012 (Unaudited)	3,166,985	$3,167	$-	$558,926	$(707,618)	$(145,525)

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

			From June 12, 2006
	For the Six Months Ended		(inception) to
	February 29, 2012	February 28, 2011	February 29, 2012
		(Restated)
Cash flows from operating activities:
Net loss	$(24,645)	$(65,023)	$(707,618)
Adjustments to reconcile net loss to net
cash used by operating activities:
Loss on settlement of debt	-	58,739	432,894
Accrued interest on notes payable	3,766	1,397	7,692
Changes in operating assets and liabilities:
Increase (decrease) accounts payable and accrued liabilities	(1,643)	(1,418)	47,803
Net cash used by operating activities	(22,522)	(6,305)	(219,229)

Cash flows from investing activities:
Notes receivable, net	-	(58,739)	(432,894)
Net cash provided (used) by investing activities	-	(58,739)	(432,894)

Cash flows from financing activities:
Proceeds from notes payable - stockholder	-	-	35,321
Repayment of notes payable - stockholder	-	-	(21,355)
Proceeds from notes payable	25,000	65,000	583,093
Issuance of common stock for cash	-	-	59,000
Net cash provided by financing activities	25,000	65,000	656,059

Net change in cash	2,478	(44)	3,936

Cash, beginning of period	1,458	137	-

Cash, end of period	$3,936	$93	$3,936

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Supplemental disclosure of non-cash financing activity
Stock issued in exchange for debt	$-	$503,093	$503,093

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2012
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the six months ended February 29, 2012 are not necessarily indicative of results for the full fiscal year.

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
FEBRUARY 29, 2012
UNAUDITED

Cash and Cash Equivalents - Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

Concentration of Credit Risk for Cash Held at Banks - The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of February 29, 2012 and August 31, 2011 no amounts were in excess of the federally insured program, respectively.

Revenue Recognition Policy - The Company will recognize revenue once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the product or service has been rendered; the fee is fixed and determinable based on the completion of stated terms and conditions; and collection of the amount due is reasonably assured.  The Company did not realize any revenues from June 12, 2006 (inception) through February 29, 2012.

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

Fair Value of Financial Instruments - FASB ASC 825, “Disclosure About Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of February 29, 2012 and August 31, 2011 the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments, respectively.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2012
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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of February 29, 2012 and August 31, 2011, respectively.

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

3.           GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of February 29, 2012, the Company had total current assets of $3,936 and a working capital deficit in the amount of $145,525. The Company incurred a net loss of $24,645 during the six months ended February 29, 2012 and an accumulated net loss of $707,618 since inception.  The Company has not earned any revenues since inception and its cash resources are insufficient to meet its planned business objectives.

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
FEBRUARY 29, 2012
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

4.	RESTATMENT OF THE FINANCIAL STATEMENTS FOR THE YEAR ENDED AUGUST 31, 2011 AND THE SIX MONTHS ENDED FEBRUARY 28, 2011

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

The financial statements for the year ended August 31, 2011 have been audited by L.L. Bradford & Company, LLC.  Their audit reported is included on the Company’s Form 10-K for the fiscal year ended August 31, 2011 and was filed on December 13, 2011.

The unaudited interim financial statements for the six months ended February 28, 2011, included on Form 10-Q for the quarter ended February 28, 2012, have been restated to reflect a resolution by the Board of Directors to forgive $58,739 in outstanding notes receivable as of February 28, 2011.

See also Note 5 regarding notes receivable and bad debt expense.

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
FEBRUARY 29, 2012
UNAUDITED

On February 3, 2010 the Company entered into a memorandum of understanding with Ophir Exploration Inc. (“Ophir”) and advanced $30,000 at an interest rate of 5% per annum.  On January 28, 2011 the Company’s Board of Directors resolved to forgive the $30,000 indebted to the Company, together with accrued interest in the amount of $1,442, and recorded the loss to bad debt expense.

Bad debt expense for the six months ended February 29, 2012 and February 28, 2011 totaled $0 and $58,740, respectively.

6.           NOTE PAYABLE - STOCKHOLDER

As of February 29, 2012 and August 31, 2011 there was a balance due to a stockholder in the amount of $13,966.  This balance is unsecured, non-interest bearing and has no specific terms of repayment.

7.           NOTES PAYABLE

As of August 31, 2010, the Company received advances totaling $488,093.   During the six months ended February 28, 2011, the Company received an additional $15,000 for an accumulative balance of $503,093.  These advances were non-interest bearing, unsecured, and due on demand.  On February 8, 2011, the outstanding debt of $503,093 was exchanged for 1,676,977 shares of common stock at $0.30 per share.  Therefore, as of February 29, 2012 and August 31, 2011, the balance together with accrued interest totaled $0.  There was no gain or loss recorded on the conversion of the debt.

On November 18, 2010 the Company entered into an unsecured promissory note in the amount of $50,000. The note bears interest of 10% per annum and was due on December 31, 2011.  As of February 29, 2012 and August 31, 2011, the balance together with accrued interest totaled $56,411 and $53,918, respectively.  The Company is currently in the process of executing an agreement with the creditor to convert the outstanding debt into shares of the Company’s $0.01 par value common stock.

On August 25, 2011 the Company entered into an unsecured promissory note in the amount of $5,000. The note bears interest of 10% per annum and is due on August 24, 2012.  As of February 29, 2012 and August 31, 2011, the balance together with accrued interest totaled $5,258 and $5,008, respectively.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2012
UNAUDITED

On September 20, 2011 the Company entered into two unsecured promissory notes for a total amount of $10,000. The notes bear interest of 10% per annum and are due on September 19, 2012.  As of February 29, 2012, the balance together with accrued interest totaled $10,444.

On October 11, 2011 the Company entered into an unsecured promissory note in the amount of $15,000. The note bears interest of 10% per annum and is due on October 10, 2012.  As of February 29, 2012, the balance together with accrued interest totaled $15,579.

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

Three and six months ended February 29, 2012 and February 28, 2011

During the three months ended February 29, 2012 and February 28, 2011, we incurred net losses of $14,976 and $1,615, consisting of general and administrative expense in the amounts of $12,981 and $382 and interest expense of $1,995 and $1,233, respectively.

During the six months ended February 29, 2012 and February 28, 2011, we incurred net losses of $24,645 and $65,023, consisting of general and administrative expense in the amounts of $20,879 and $63,626 and interest expense of $3,766 and $1,397, respectively.  General and administrative expense during 2011 included notes receivable of $58,739 which was written off as bad debt expense.

For the period from June 12, 2006 (inception) to February 29, 2012

We did not earn any revenues from June 12, 2006 (inception) through February 29, 2012 but incurred a net loss in the amount of $707,618. This loss consisted of general and administrative expense in the amount of $699,926 and interest expense of $7,692.  General and administrative expense during this period included notes receivable of $432,894 which was written off as bad debt expense.

Operating Activities

During the six months ended February 29, 2012, the Company has increased its cash position by $2,478.  During this period we used cash in the amount of $22,522 for operating activities which includes a net loss of $24,645 offset by accrued interest on notes payable of $3,766 and a decrease in accounts payable and accrued liabilities in the amount of $1,643.

During the six months ended February 28, 2011, the Company used cash in the amount of $6,305 for operating activities. Cash used in operating activities included a net loss of $63,023 offset by a $58,739 loss on settlement of debt, accrued interest on notes payable of $1,397 and a decrease in accounts payable and accrued liabilities of $1,418.

During the period from June 12, 2006 (inception) to February 29, 2012, the Company used $219,229 of cash for operating activities.  This includes an accumulative net loss of $707,618 offset by a $432,894 loss on settlement of debt, accrued interest on notes payable of $7,692 and an increase in accounts payable and accrued liabilities of $47,803.

Investing Activities

There were no investing activities for the six months ended February 29, 2012.   By comparison, during the six months ended February 28, 2011, investing activities advanced cash in the amount of $58,739.  This amount included cash advances to third parties in the form of notes receivable which were written off as bad debt expense.

For the period from June 12, 2006 (inception) to February 29, 2012, cash used in investing activities totaled $432,894 and included cash advances to third parties in the form of notes receivable which were written off as bad debt expense during the years ended August 31, 2010 and 2011.

Financing Activities

During the six months ended February 29, 2012 and 2011, the Company received proceeds from notes payable in the amounts of $25,000 and $65,000 for total cash provided by financing activities of $25,000 and $65,000, respectively.

From June 12, 2006 (inception) to February 29, 2012, the Company received proceeds from a loan due to a stockholder of $35,321, repaid $21,355 to the stockholder, received proceeds from notes payable in the amount of $583,093 and received proceeds from issuance of common stock of $59,000 for total cash provided by financing activities of $656,059.  $503,093 of the proceeds from notes payable was converted to common stock during the year ended August 31, 2011.

Liquidity and Financial Condition

As of February 29, 2012 the Company had cash of $3,936, current liabilities of $149,461 and a working capital deficit of $145,525.  During the six months ended February 29, 2012, the Company had a loss of $24,645 and used net cash of $22,522 for operating activities.

To date, we have relied on investor capital to fund our operations having raised $59,000 from the issuance of common stock since inception and $583,093 from investors through debt, $503,093 of which was converted to common stock during the year ended August 31, 2011.

We are in the exploration stage of our business and have not generated any revenues from operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the implementation of our plan of operations, and possible cost overruns due to price and cost increases.

We presently do not have any available credit, financing or other external sources of liquidity.  In order to obtain future capital, we may need to sell additional shares of common stock or borrow funds from private lenders.  We have no assurance that future financings will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Equity financing could result in additional dilution to existing shareholders and any downturn in the U.S. stock and debt markets is likely to make it more difficult to obtain financing through the issuance of equity or debt securities.  As a result, there can be no assurance that we will be successful in obtaining additional funding.

Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of February 29, 2012, the Company had total current assets of $3,936 and a working capital deficit in the amount of $145,525. The Company incurred a net loss of $24,645 during the six months ended February 29, 2012 and an accumulated net loss of $707,618 since inception.  The Company has not earned any revenues since inception and its cash resources are insufficient to meet its planned business objectives.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of six months or less.

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

Item 2            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3            Defaults upon Senior Securities

None.

Item 4            Mine Safety Disclosures

N/A.

Item 5	Other Information

None.

Item 6	Exhibits

Number	Exhibit

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Sara Creek Gold Corp.

Date: April 19, 2012	/s/ Kristian Andresen
Kristian Andresen President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Accounting and Financial Officer)