Form 10-Q
period 2012-05-31
SARA CREEK GOLD CORP.
filed 2012-06-15
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes   ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  8,766,985 shares of common stock as of June 13, 2012

SARA CREEK GOLD CORP.
FOR THE FISCAL QUARTER ENDED
May 31, 2012

PART I

Item 1	Financial Statements

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	May 31, 2012	August 31, 2011
ASSETS	(Unaudited)

Current assets
Cash	$1,052	$1,458
Total current assets	1,052	1,458

Total assets	$1,052	$1,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$50,414	$49,446
Notes payable	13,966	72,892
Total current liabilities	64,380	122,338

Total liabilities	64,380	122,338

Commitments and contingencies

Stockholders' deficit
Common stock; $0.001 par value; 750,000,000
shares authorized, 8,766,985 and 3,166,985
shares issued and outstanding, respectively	8,767	3,167
Additional paid in capital	642,385	558,926
Accumulated deficit	(714,480)	(682,973)
Total stockholders' deficit	(63,328)	(120,880)

Total liabilities and stockholders' deficit	$1,052	$1,458

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

					From June 12, 2006
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011	May 31, 2012
		(Restated)		(Restated)
Operating expenses
General and administrative	$5,495	$3,602	$26,374	$67,228	$705,421
Total operating expenses	5,495	3,602	26,374	67,228	705,421

Loss from operations	(5,495)	(3,602)	(26,374)	(67,228)	(705,421)

Other expense
Interest expense	(1,367)	(1,261)	(5,133)	(2,658)	(9,059)
Total other expense	(1,367)	(1,261)	(5,133)	(2,658)	(9,059)

Loss from operations before income taxes	(6,862)	(4,863)	(31,507)	(69,886)	(714,480)
Provision for income taxes	-	-	-	-	-
Net loss	$(6,862)	$(4,863)	$(31,507)	$(69,886)	$(714,480)

Net loss per common share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.05)	$(0.39)

Weighted average common shares outstanding -
basic and diluted	5,508,289	1,490,000	3,953,111	1,490,000	1,818,952

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Stock			Total
	Common Stock		Subscription	Additional	Accumulated	Stockholders'
	Shares	Amount	Receivable	Paid-in Capital	Deficit	Equity (Deficit)
Balance, June 12, 2006 (Inception)	-	$-	$-	$-	$-	$-

Issuance of stock at $0.001 per share	1,000,000	1,000	(10,000)	9,000	-	-

Net loss	-	-	-	-	(1,230)	(1,230)

Balance, August 31, 2006	1,000,000	1,000	(10,000)	9,000	(1,230)	(1,230)

Receipt of stock subscription receivable	-	-	10,000	-	-	10,000

Net loss	-	-	-	-	(5,855)	(5,855)

Balance, August 31, 2007	1,000,000	1,000	-	9,000	(7,085)	2,915

Issuance of stock pursuant to a private
placement at $0.10 per share	490,000	490	-	48,510	-	49,000

Net loss	-	-	-	-	(58,567)	(58,567)

Balance, August 31, 2008	1,490,000	1,490	-	57,510	(65,652)	(6,652)

Net loss	-	-	-	-	(30,806)	(30,806)

Balance, August 31, 2009	1,490,000	1,490	-	57,510	(96,458)	(37,458)

Net loss	-	-	-	-	(513,721)	(513,721)

Balance, August 31, 2010	1,490,000	1,490	-	57,510	(610,179)	(551,179)

Issuance of common stock in exchange
for debt at $0.30 per share	1,676,977	1,677	-	501,416	-	503,093

Net loss	-	-	-	-	(72,794)	(72,794)

Balance, August 31, 2011	3,166,977	3,167	-	558,926	(682,973)	(120,880)

Adjustment for rounding differences	8	-	-	-	-	-

Issuance of common stock in exchange
for debt at $0.01 per share	5,000,000	5,000	-	45,000	-	50,000

Issuance of common stock in exchange
for debt at $0.05 per share	600,000	600	-	29,400	-	30,000

Accrued interest waived by stockholders	-	-	-	9,059	-	9,059

Net loss	-	-	-	-	(31,507)	(31,507)

Balance, May 31, 2012 (Unaudited)	8,766,985	$8,767	$-	$642,385	$(714,480)	$(63,328)

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

			From June 12, 2006
	For the Nine Months Ended		(Inception) to
	May 31, 2012	May 31, 2011	May 31, 2012
		(Restated)
Cash flows from operating activities:
Net loss	$(31,507)	$(69,886)	$(714,480)
Adjustments to reconcile net loss to net
cash used by operating activities:
Loss on settlement of debt	-	58,740	432,894
Accrued interest on notes payable	5,133	2,658	9,059
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	968	2,094	50,414
Net cash used by operating activities	(25,406)	(6,394)	(222,113)

Cash flows from investing activities:
Notes receivable, net	-	(58,740)	(432,894)
Net cash used by investing activities	-	(58,740)	(432,894)

Cash flows from financing activities:
Proceeds from notes payable	25,000	65,000	618,414
Repayment of notes payable	-	-	(21,355)
Issuance of common stock for cash	-	-	59,000
Net cash provided by financing activities	25,000	65,000	656,059

Net change in cash	(406)	(134)	1,052

Cash, beginning of period	1,458	137	-

Cash, end of period	$1,052	$3	$1,052

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Supplemental disclosure of non-cash financing activity
Stock issued in exchange for debt	$89,059	$503,093	$592,152

Accrued interest waived by stockholders	$9,059	$-	$9,059

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2012
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the nine months ended May 31, 2012 are not necessarily indicative of results for the full fiscal year.

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

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2012
UNAUDITED

Cash - Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

Concentration of Credit Risk for Cash Held at Banks - The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of May 31, 2012 and August 31, 2011 no amounts were in excess of the federally insured program, respectively.

Revenue Recognition Policy - The Company will recognize revenue once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the product or service has been rendered; the fee is fixed and determinable based on the completion of stated terms and conditions; and collection of the amount due is reasonably assured.  The Company did not realize any revenues from June 12, 2006 (inception) through May 31, 2012.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

Fair Value of Financial Instruments - The Company discloses, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of May 31, 2012 and August 31, 2011 the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments, respectively.

Dividends - The payment of dividends by the Company in the future will be at the discretion of the Board of Directors and will depend on our earnings, capital requirements and financial condition, as well as other relevant factors.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2012
UNAUDITED

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of May 31, 2012 and August 31, 2011, respectively.

Risks and Uncertainties - The Company’s operations and future are dependent in a large part on its ability to locate economically developable deposits of precious metals.  The Company’s inability to locate and extract precious metals may have a material adverse effect on its financial condition, results of operations and cash flows.

New Accounting Pronouncements - There are no recent accounting pronouncements that are expected to have a material effect on the Company’s interim unaudited financial statements.

3.           GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 2012, the Company had total current assets of $1,052 and a working capital deficit in the amount of $63,328. The Company incurred a net loss of $31,507 during the nine months ended May 31, 2012 and an accumulated net loss of $714,480 since inception.  The Company has not earned any revenues since inception and its cash resources are insufficient to meet its planned business objectives.

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

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2012
UNAUDITED

4.	RESTATMENT OF THE FINANCIAL STATEMENTS FOR THE YEAR ENDED AUGUST 31, 2011 AND THE NINE MONTHS ENDED MAY 31, 2011

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

The unaudited interim financial statements for the nine months ended May 31, 2011, included on Form 10-Q for the quarter ended May 31, 2012, have been restated to reflect a resolution by the Board of Directors to forgive $58,740 in outstanding notes receivable during the period ended May 31, 2011 and $374,154 during the year ended August 31, 2010.

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

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2012
UNAUDITED

Bad debt expense for the nine months ended May 31, 2012 and May 31, 2011 totaled $0 and $58,740, respectively.

6.           NOTES PAYABLE

As of May 31, 2012 and August 31, 2011 there was a balance due to a stockholder in the amount of $13,966.  This balance is unsecured, non-interest bearing and has no specific terms of repayment.

As of August 31, 2010, the Company received advance from an unrelated party totaling $488,093.   During the six months ended February 28, 2011, the Company received an additional $15,000 for an accumulative balance of $503,093.  These advances were non-interest bearing, unsecured, and due on demand.  On February 8, 2011, the outstanding debt of $503,093 was exchanged for 1,676,977 shares of common stock at $0.30 per share.  Therefore, as of May 31, 2012 and August 31, 2011, the balance together with accrued interest totaled $0.  There was no gain or loss recorded on the conversion of the debt.

On November 18, 2010 the Company entered into an unsecured promissory note in the amount of $50,000. The note bears interest of 10% per annum and was due on December 31, 2011.  On April 19, 2012, the outstanding principle of $50,000 was exchanged for 5,000,000 shares of common stock at $0.01 per share.  Upon conversion, the note holder elected to waive accrued interest totaling $7,096 which is presented as a contribution on the statement of stockholders’ deficit.  As of May 31, 2012 and August 31, 2011, the balance together with accrued interest totaled $0 and $53,918, respectively.

On August 25, 2011 the Company entered into an unsecured promissory note in the amount of $5,000. The note bears interest of 10% per annum and is due on August 24, 2012.  On May 22, 2012, the outstanding principle of $5,000 was exchanged for 100,000 shares of common stock at $0.05 per share.  Upon conversion, the note holder elected to waive accrued interest totaling $371 which is presented as a contribution on the statement of stockholders’ deficit.  As of May 31, 2012 and August 31, 2011, the balance together with accrued interest totaled $0 and $5,008, respectively.

On September 20, 2011 the Company entered into two unsecured promissory notes for a total amount of $10,000. The notes bear interest of 10% per annum and are due on September 19, 2012.  On May 22, 2012, the outstanding principle of $10,000 was exchanged for 200,000 shares of common stock at $0.05 per share.  Upon conversion, the note holder elected to waive accrued interest totaling $671 which is presented as a contribution on the statement of stockholders’ deficit.  As of May 31, 2012 and August 31, 2011, the balance together with accrued interest totaled $0.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2012
UNAUDITED

On October 11, 2011 the Company entered into an unsecured promissory note in the amount of $15,000. The note bears interest of 10% per annum and is due on October 10, 2012.  On May 22, 2012, the outstanding principle of $15,000 was exchanged for 300,000 shares of common stock at $0.05 per share.  Upon conversion, the note holder elected to waive accrued interest totaling $921 which is presented as a contribution on the statement of stockholders’ deficit.  As of May 31, 2012 and August 31, 2011, the balance together with accrued interest totaled $0.

7.           STOCKHOLDERS’ EQUITY (DEFICIT)

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

On April 19, 2012, the Company issued 5,000,000 shares of its $0.001 par value common stock in exchange for outstanding debt in the amount of $50,000 at $0.01 per share

On May 22, 2012, the Company issued 600,000 shares of its $0.001 par value common stock in exchange for outstanding debt in the amount of $30,000 at $0.05 per share.

See also Note 6 regarding notes payable.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2012
UNAUDITED

8.           LEGAL PROCEEDINGS

On November 10, 2011, a claim in the amount of $14,452 was filed against the Company for past due legal services rendered. Management of the Company believes that the claim is without merit and intends to contest the claim vigorously.

9.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events between the balance sheet date of May 31, 2012 and the date the financial statements were issued, and concluded that events or transactions occurring during that period requiring recognition or disclosure have been made.

Item 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited interim financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”.  Forward-looking statements may also be made in the Company’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents.  In addition, the Company through its management may make oral forward-looking statements.

Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance, and therefore, you should not put undue reliance upon them.  Some of the statements that are forward-looking include: our ability to successfully implement our business plan; our estimates of revenues and of other expenses associated with our operations; our ability to identify, explore and extract mineralized material; and our ability to generate sufficient cash flows and maintain adequate sources of liquidity to finance our ongoing operations and capital expenditures.  The Company undertakes no obligation to update or revise any forward-looking statements.

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

Plan of Operations

Our overall strategy is to target the exploration and acquisition of mining concessions that allow for economically viable development and production with minimal net environmental impact.  Our exploration target is mineral bodies containing gold.

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

Three and nine months ended May 31, 2012 and 2011

During the three months ended May 31, 2012 we had a net loss of $6,862, consisting of general and administrative expense in the amount of $5,495 and interest expense of $1,367.  Similarly, during the three months ended May 31, 2011, we incurred net loss of $4,863 consisting of general and administrative expense in the amounts of $3,602 and interest expense of $1,261.

During the nine months ended May 31, 2012 and 2011, we incurred a net loss of $31,507 and $69,886, consisting of general and administrative expense in the amount of $26,374 and $67,228 and interest expense of $5,133 and $2,658, respectively.  General and administrative expense during 2011 included notes receivable of $58,740 which was written off as bad debt expense.

For the period from June 12, 2006 (inception) to May 31, 2012

We did not earn any revenues from June 12, 2006 (inception) through May 31, 2012 but incurred a net loss in the amount of $714,480. This loss consisted of general and administrative expense in the amount of $705,421 and interest expense of $9,059.  General and administrative expense during this period included notes receivable of $432,894 which was written off as bad debt expense.

Operating Activities

During the nine months ended May 31, 2012, the Company has decreased its cash position by $406.  During this period we used cash in the amount of $25,406 for operating activities which includes a net loss of $31,507 offset by accrued interest on notes payable of $5,133 and an increase in accounts payable and accrued liabilities in the amount of $968.

During the nine months ended May 31, 2011, the Company used cash in the amount of $6,394 for operating activities. Cash used in operating activities included a net loss of $69,886 offset by a $58,740 loss on settlement of debt, accrued interest on notes payable of $2,658 and an increase in accounts payable and accrued liabilities of $2,074.

During the period from June 12, 2006 (inception) to May 31, 2012, the Company used $222,113 of cash for operating activities.  This includes an accumulative net loss of $714,480 offset by a $432,894 net loss on settlement of debt, accrued interest on notes payable of $9,059 and an increase in accounts payable and accrued liabilities of $50,414.

Investing Activities

There were no investing activities for the nine months ended May 31, 2012.  In contrast, during the nine months ended May 31, 2011, investing activities included notes receivable in the amount of $58,740 which was written off as bad debt expense during the period.

For the period from June 12, 2006 (inception) to May 31, 2012, cash used in investing activities totaled $432,894 and included cash advances to third parties in the form of notes receivable which were written off as bad debt expense during the years ended August 31, 2010 and 2011.

Financing Activities

During the nine months ended May 31, 2012 and 2011, the Company received proceeds from notes payable in the amounts of $25,000 and $65,000 for total cash provided by financing activities of $25,000 and $65,000, respectively.  Non-cash financing activities included $80,000 and $503,093 in notes payable to that were converted to common stock and stockholders waived $9,059 and $0 in accrued interest as of May 31, 2012 and 2011, respectively.

From June 12, 2006 (inception) to May 31, 2012, the Company received proceeds from notes payable in the amount of $618,414, repaid $21,355 to the note holders, and received proceeds from issuance of common stock of $59,000 for total cash provided by financing activities of $656,059.  $583,093 of the proceeds from notes payable was converted to common stock and stockholders waived $9,059 in accrued interest as of May 31, 2012.

Liquidity and Financial Condition

As of May 31, 2012 the Company had cash of $1,052, current liabilities of $64,380 and a working capital deficit of $63,328.  During the nine months ended May 31, 2012, the Company had a loss of $31,507 and used net cash of $25,406 for operating activities.

To date, we have relied on investor capital to fund our operations having raised $59,000 from the issuance of common stock since inception and $618,414 from investors through debt, $21,355 of which was repaid and $583,093 of which was converted to common stock leaving a balance due of $13,966 as of May 31, 2012.

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

Going Concern

As of May 31, 2012, the Company had total current assets of $1,052 and a working capital deficit in the amount of $63,328. The Company incurred a net loss of $31,507 during the nine months ended May 31, 2012 and an accumulated net loss of $714,480 since inception.  The Company has not earned any revenues since inception and its cash resources are insufficient to meet its planned business objectives.

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

Summary of Significant Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our unaudited interim financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our unaudited interim financial statements:

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

Recently Issued Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s interim unaudited financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3     Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

Item 4     Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15 (b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our Chief Executive and Interim Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1	Legal Proceedings

On November 10, 2011, a claim in the amount of $14,452 was filed against the Company for past due legal services rendered. Management of the Company believes that the claim is without merit and intends to contest the claim vigorously.

Item 1A	Risk Factors

Not required for a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

On April 19, 2012, the Company issued 5,000,000 shares of its common stock to 14 holders of an aggregate of $50,000 in Company debt for conversion of such debt at a price of $0.01 per share. The debt originally was held by Trafalgar Capital Funding Ltd. (“Trafalgar”) in the form of an unsecured promissory note dated November 18, 2010; it matured on December 31, 2011, and was in default. Trafalgar assigned the debt to the 14 holders who then converted. All 14 holders were accredited investors and waived the right to interest repayment. The securities were issued exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder.

On May 29, 2012, the Company issued 600,000 shares of its common stock to 4 holders of an aggregate of $30,000 in Company debt for conversion of such debt at a price of $0.05 per share. All holders were accredited investors.  The debts were held in the form of unsecured promissory notes and all holders waived the right to interest repayment. The securities were issued exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder.

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

Sara Creek Gold Corp.

Date: June 14, 2012	/s/ Kristian Andresen
Kristian Andresen President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Accounting and Financial Officer)