Form 10-K
period 2012-08-31
SARA CREEK GOLD CORP.
filed 2012-10-10
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☒Yes   ☐No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $316,698 as of June 30, 2012

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  9,781,985 shares of common stock as of October 10, 2012

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs including, statements concerning registrant's operations, performance, financial condition and growth. For this purpose, any statement contained in this annual report on Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as ability of registrant to pursue its business plan and commence operations. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements. We are in the exploration stage of our business and have not generated any revenues from operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the implementation of our plan of operations, and possible cost overruns due to price and cost increases.

Throughout this Annual Report references to “we”, “our”, “us”, “Sara Creek”, “the Company”, and similar terms refer to Sara Creek Gold Corp.

SARA CREEK GOLD CORP.
FOR THE FISCAL YEAR ENDED
AUGUST 31, 2012

PART I

Item 1	Business

Organizational History

Sara Creek Gold Corp. (“the Company”) was incorporated under the laws of the State of Nevada on June 12, 2006, under the name of Uventus Technologies Corp.  On September 23, 2009, our company merged with its wholly owned subsidiary and changed its name to Sara Creek Gold Corp. to better reflect its business plan which is the acquisition, exploration, and development of gold and other mineral resource properties.

Overview

We currently are a shell company and have not completed our business plan and have not generated any revenues to date.

Employees

Our company’s Chief Executive Officer, Kristian Andresen, serves as part-time employee.  Mr. Andresen is responsible for overseeing all operations of the Company.

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

On November 10, 2011, a claim in the amount of $14,452 was filed against our company for past due legal services rendered. Management of our company believes that the claim is without merit and intends to contest the claim vigorously.

Item 4	Mine Safety Disclosures

Not applicable.

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed to trade in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol “SCGC”. We have been eligible to participate in the OTC Bulletin Board since September 24, 2009 and previously traded under the symbol “UVTC” without any trading or volume.

The following table sets forth the quarterly high and low bid prices for our Common Stock during the last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	Bid Prices ($)
2011 Fiscal Year	High	Low

November 30, 2010	0.20	0.10
February 28, 2011	1.05	0.07
May 31, 2011	1.25	0.20
August 31, 2011	0.30	0.15

2012 Fiscal Year

November 30, 2011	0.15	0.08
February 22, 2012	0.10	0.10
May 31, 2012	0.10	0.10
August 31, 2012	0.10	0.10

On October 5, 2012, the closing price for the common stock on the OTCBB was $0.12 per share.

Holders

As of August 31, 2012, we had 63 holders of our common stock.

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

Year Ended August 31, 2012

On April 19, 2012, the Company issued 5,000,000 shares of its par value common stock in exchange for outstanding debt in the amount of $50,000 at $0.01 per share.

On May 22, 2012, the Company issued 600,000 shares of its par value common stock in exchange for outstanding debt in the amount of $30,000 at $0.05 per share.

On August 14, 2012, the Company issued 515,000 shares of its par value common stock in exchange for services rendered in the amount of $25,750 at $0.05 per share.

On August 31, 2012, the Company received gross proceeds in the amount of $15,000 for 300,000 shares of its par value common stock at $0.05 per share.  As of August 31, 2012, the shares had not been issued and are recorded as common stock payable.  The shares were issued on September 4, 2012.

On September 10, 2012 the Company issued 200,000 shares of its par value common stock in exchange for cash at $0.05 per share for gross proceeds in the amount of $10,000.

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

For the years ended August 31, 2012 and 2011 and for the period from June 12, 2006 (inception) to August 31, 2012:

The Company did not generate any revenue during the period from June 12, 2006 (inception) to August 31, 2012.  During this development stage, the Company was primarily focused on corporate organization, the initial public offering and the development of our business plan.

Our net loss for the year ended August 31, 2012 was $64,360 as compared to a net loss of $72,794 for the year ended August 31, 2011.  Our total expenses for the 2012 period consisted of $59,227 in general and administrative expenses and interest expense of $5,133 as compared to $68,868 in general and administrative expenses and interest expense of $3,926 for the comparable period  of 2011.  The largest components of general and administrative expense for the 2012 period were legal and professional fees $40,622, transfer agent fees $10,000 and office expense $6,296.

We incurred a net loss in the amount of $747,333 from our inception on June 12, 2006 until August 31, 2012. This loss consisted of general and administrative expenses in the amount of $738,274 and interest expense of $9,059.  General and administrative expense during this period included notes receivable of $432,894 which was written off as bad debt expense.

Operating Activities

During the year ended August 31, 2012, we increased our cash position by $14,484.  During this period we used cash in the amount of $25,516 for operating activities which included a net loss of $64,360, accrued interest on notes payable of $5,133, common stock issued for services in the amount of $25,750 and an increase in accounts payable and accrued liabilities of $7,961.

During the year ended August 31, 2011, we used cash in the amount of $9,940 for operating activities. Cash used in operating activities included a net loss of $72,794, loss on settlement of debt of $58,739, accrued interest on notes payable of $3,926 and an increase in accounts payable and accrued liabilities of $189.

During the period from June 12, 2006 (inception) to May 31, 2012, we used $222,223 of cash for operating activities.  This includes an accumulative net loss of $747,333, net loss on settlement of debt $432,894, accrued interest on notes payable of $9,059, common stock issued for services $25,750 and an increase in accounts payable and accrued liabilities of $50,407.

Investing Activities

There were no investing activities for the year ended August 31, 2012.  In contrast, during the year ended August 31, 2011, investing activities included a decrease in notes receivable of $58,739 which was written off as bad debt expense during the period.

For the period from June 12, 2006 (inception) to May 31, 2012, cash used in investing activities totaled $432,894 and included cash advances to third parties in the form of notes receivable which were written off as bad debt expense during the years ended August 31, 2010 and 2011.

Financing Activities

During the year ended August 31, 2012 and 2011, we received proceeds from notes payable in the amounts of $25,000 and $70,000 and cash from the issuance of common stock of $15,000 and $0, for total cash provided by financing activities of $40,000 and $70,000, respectively.  Non-cash financing activities included $80,000 and $503,093 in notes payable to that were converted to common stock and $9,059 and $0 in accrued interest waived by stockholders as of August 31, 2012 and 2011, respectively.

From June 12, 2006 (inception) to May 31, 2012, we received proceeds from notes payable in the amount of $618,414, repaid $21,355 to the note holders, and received proceeds from issuance of common stock of $74,000 for total cash provided by financing activities of $671,059.  $583,093 of the proceeds from notes payable was converted to common stock and stockholders waived $9,059 in accrued interest as of August 31, 2012.

Liquidity and Financial Condition

As of August 31, 2012 we had cash of $15,942, current liabilities of $71,373 and a working capital deficit of $55,431.  During the year ended August 31, 2012, we had a loss of $64,360 and used net cash of $25,516 for operating activities.

To date, we have relied on investor capital to fund our operations having raised $74,000 from the issuance of common stock since inception and $618,414 from investors through debt, $21,355 of which was repaid and $583,093 of which was converted to common stock leaving a balance due of $13,966 as of August 31, 2012.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of August 31, 2012, we had total current assets of $15,942 and a working capital deficit in the amount of $55,431. We incurred a net loss of $64,360 during the year ended August 31, 2012 and an accumulated net loss of $747,333 since inception.  We have not earned any revenues since inception and its cash resources are insufficient to meet its planned business objectives.

These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Management’s plan in this regard, is to raise capital through a combination of equity and debt financing sufficient to finance the continuing operations for the next twelve months.  However, there can be no assurance that we will be successful in raising such financing.  As an alternative, we may be amenable to a sale, merger, or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

The accounting policies identified as critical are as follows:

Exploration Stage Company

Our financial statements are presented as a company in the exploration stage of business.  Activities during the exploration stage primarily include implementation of the business plan and obtaining debt and/or equity related financing.

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

Recently Issued Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sara Creek Gold Corp.

We have audited the accompanying balance sheets of Sara Creek Gold Corp. (an Exploration Stage Company) as of August 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2012 and for the period from June 12, 2006 (Inception) through August 31, 2012. Sara Creek Gold Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sara Creek Gold Corp. as of August 31, 2012 and 2011, and the results of its operations and cash flows for each of the years in the two-year period ended August 31, 2012 and for the period from June 12, 2006 (Inception) through August 31, 2012, in conformity with accounting principles generally accepted in the United States.

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

/s/ L.L. Bradford & Company, LLC
October 10, 2012
Las Vegas, Nevada

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	August 31, 2012	August 31, 2011
ASSETS

Current assets
Cash	$15,942	$1,458
Total current assets	15,942	1,458

Total assets	$15,942	$1,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$57,407	$49,446
Notes payable	13,966	72,892
Total current liabilities	71,373	122,338

Total liabilities	71,373	122,338

Commitments and contingencies

Stockholders' deficit
Common stock; $0.001 par value; 750,000,000
shares authorized, 9,281,985 and 3,166,977
shares issued and outstanding, respectively	9,282	3,167
Common stock payable	300	-
Additional paid in capital	682,320	558,926
Accumulated deficit	(747,333)	(682,973)
Total stockholders' deficit	(55,431)	(120,880)

Total liabilities and stockholders' deficit	$15,942	$1,458

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From June 12, 2006
	For the Year Ended		(Inception) to
	August 31, 2012	August 31, 2011	August 31, 2012

Operating expenses
General and administrative	$59,227	$68,868	$738,274
Total operating expenses	59,227	68,868	738,274

Loss from operations	(59,227)	(68,868)	(738,274)

Other expense
Interest expense	(5,133)	(3,926)	(9,059)
Total other expense	(5,133)	(3,926)	(9,059)

Loss from operations before income taxes	(64,360)	(72,794)	(747,333)
Provision for income taxes	-	-	-
Net loss	$(64,360)	$(72,794)	$(747,333)

Net loss per common share - basic and diluted	$(0.01)	$(0.03)	$(0.36)

Weighted average common shares outstanding -
basic and diluted	5,187,077	2,427,269	2,104,152

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Stock			Total
	Common Stock		Common Stock Payable		Subscription	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Paid-in Capital	Deficit	Equity (Deficit)
Balance, June 12, 2006 (Inception)	-	$-	-	$-	-	$-	$-	$-

Issuance of stock at $0.001 per share	1,000,000	1,000	-	-	(10,000)	9,000	-	-

Net loss	-	-	-	-	-	-	(1,230)	(1,230)

Balance, August 31, 2006	1,000,000	1,000	-	-	(10,000)	9,000	(1,230)	(1,230)

Receipt of stock subscription receivable	-	-	-	-	10,000	-	-	10,000

Net loss	-	-	-	-	-	-	(5,855)	(5,855)

Balance, August 31, 2007	1,000,000	1,000	-	-	-	9,000	(7,085)	2,915

Issuance of stock pursuant to a private
placement at $0.10 per share	490,000	490	-	-	-	48,510	-	49,000

Net loss	-	-	-	-	-	-	(58,567)	(58,567)

Balance, August 31, 2008	1,490,000	1,490	-	-	-	57,510	(65,652)	(6,652)

Net loss	-	-	-	-	-	-	(30,806)	(30,806)

Balance, August 31, 2009	1,490,000	1,490	-	-	-	57,510	(96,458)	(37,458)

Net loss	-	-	-	-	-	-	(513,721)	(513,721)

Balance, August 31, 2010	1,490,000	1,490	-	-	-	57,510	(610,179)	(551,179)

Issuance of common stock in exchange
for debt at $0.30 per share	1,676,977	1,677	-	-	-	501,416	-	503,093

Net loss	-	-	-	-	-	-	(72,794)	(72,794)

Balance, August 31, 2011	3,166,977	3,167	-	-	-	558,926	(682,973)	(120,880)

Adjustment for rounding differences	8	-	-	-	-	-	-	-

Issuance of common stock in exchange
for debt at $0.01 per share	5,000,000	5,000	-	-	-	45,000	-	50,000

Issuance of common stock in exchange
for debt at $0.05 per share	600,000	600	-	-	-	29,400	-	30,000

Accrued interest waived by stockholders	-	-	-	-	-	9,059	-	9,059

Issuance of common stock in exchange
for services rendered at $0.05 per share	515,000	515	-	-	-	25,235	-	25,750

Issuance of common stock in exchange
for cash at $0.05 per share	-	-	300,000	300	-	14,700	-	15,000

Net loss	-	-	-	-	-	-	(64,360)	(64,360)

Balance, August 31, 2012	9,281,985	$9,282	300,000	$300	-	$682,320	$(747,333)	$(55,431)

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From June 12, 2006
	For the Year Ended		(Inception) to
	August 31, 2012	August 31, 2011	August 31, 2012

Cash flows from operating activities:
Net loss	$(64,360)	$(72,794)	$(747,333)
Adjustments to reconcile net loss to net
cash used by operating activities:
Loss on settlement of debt	-	58,739	432,894
Accrued interest on notes payable	5,133	3,926	9,059
Issuance of common stock for services	25,750		25,750
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,961	189	57,407
Net cash used by operating activities	(25,516)	(9,940)	(222,223)

Cash flows from investing activities:
Notes receivable, net	-	(58,739)	(432,894)
Net cash used by investing activities	-	(58,739)	(432,894)

Cash flows from financing activities:
Proceeds from notes payable	25,000	70,000	618,414
Repayment of notes payable	-	-	(21,355)
Issuance of common stock for cash	15,000	-	74,000
Net cash provided by financing activities	40,000	70,000	671,059

Net change in cash	14,484	1,321	15,942

Cash, beginning of period	1,458	137	-

Cash, end of period	$15,942	$1,458	$15,942

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Supplemental disclosure of non-cash financing activity
Stock issued in exchange for debt	$80,000	$503,093	$583,093

Accrued interest waived by stockholders	$9,059	$-	$9,059

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2012 AND 2011

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

The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of August 31, 2012 and 2011 no amounts were in excess of the federally insured program, respectively.

Revenue Recognition Policy - The Company will recognize revenue once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the product or service has been rendered; the fee is fixed and determinable based on the completion of stated terms and conditions; and collection of the amount due is reasonably assured.  The Company did not realize any revenues from June 12, 2006 (inception) through August 31, 2012.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2012 AND 2011

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

Fair Value of Financial Instruments - The Company discloses, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of August 31, 2012 and 2011 the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments, respectively.

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of August 31, 2012 and 2011, respectively.

Risks and Uncertainties - The Company’s operations and future are dependent in a large part on its ability to locate economically developable deposits of precious metals.  The Company’s inability to locate and extract precious metals may have a material adverse effect on its financial condition, results of operations and cash flows.

New Accounting Pronouncements - There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2012 AND 2011

3.           GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of August 31, 2012, the Company had total current assets of $15,942 and a working capital deficit in the amount of $55,431. The Company incurred a net loss of $64,360 during the year ended August 31, 2012 and an accumulated net loss of $747,333 since inception.  The Company has not earned any revenues since inception and its cash resources are insufficient to meet its planned business objectives.

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

Bad debt expense for the year ended August 31, 2012 and 2011 totaled $0 and $58,739, respectively.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2012 AND 2011

5.           NOTES PAYABLE

As of August 31, 2012 and 2011 there was a balance due to a stockholder in the amount of $13,966.  This balance is unsecured, non-interest bearing and has no specific terms of repayment.

As of August 31, 2010, the Company received advances from an unrelated party totaling $488,093.   During the six months ended February 28, 2011, the Company received an additional $15,000 for an accumulative balance of $503,093.  These advances were non-interest bearing, unsecured, and due on demand.  On February 8, 2011, the outstanding debt of $503,093 was exchanged for 1,676,977 shares of common stock at $0.30 per share.  Therefore, as of August 31, 2012 and 2011, the balance together with accrued interest totaled $0.  There was no gain or loss recorded on the conversion of the debt.

On November 18, 2010 the Company entered into an unsecured promissory note in the amount of $50,000. The note bears interest of 10% per annum and was due on December 31, 2011.  On April 19, 2012, the outstanding principle of $50,000 was exchanged for 5,000,000 shares of common stock at $0.01 per share.  Upon conversion, the note holder elected to waive accrued interest totaling $7,096 which is presented as a contribution on the statement of stockholders’ deficit.  As of August 31, 2012 and 2011, the balance together with accrued interest totaled $0 and $53,918, respectively.

On August 25, 2011 the Company entered into an unsecured promissory note in the amount of $5,000. The note bears interest of 10% per annum and is due on August 24, 2012.  On May 22, 2012, the outstanding principle of $5,000 was exchanged for 100,000 shares of common stock at $0.05 per share.  Upon conversion, the note holder elected to waive accrued interest totaling $371 which is presented as a contribution on the statement of stockholders’ deficit.  As of August 31, 2012 and 2011, the balance together with accrued interest totaled $0 and $5,008, respectively.

On September 20, 2011 the Company entered into two unsecured promissory notes for a total amount of $10,000. The notes bear interest of 10% per annum and are due on September 19, 2012.  On May 22, 2012, the outstanding principle of $10,000 was exchanged for 200,000 shares of common stock at $0.05 per share.  Upon conversion, the note holder elected to waive accrued interest totaling $671 which is presented as a contribution on the statement of stockholders’ deficit.  As of August 31, 2012 and 2011, the balance together with accrued interest totaled $0.

On October 11, 2011 the Company entered into an unsecured promissory note in the amount of $15,000. The note bears interest of 10% per annum and is due on October 10, 2012.  On May 22, 2012, the outstanding principle of $15,000 was exchanged for 300,000 shares of common stock at $0.05 per share.  Upon conversion, the note holder elected to waive accrued interest totaling $921 which is presented as a contribution on the statement of stockholders’ deficit.  As of August 31, 2012 and 2011, the balance together with accrued interest totaled $0.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2012 AND 2011

6.           INCOME TAX

The Company had net operating loss carry forwards for income tax reporting purposes of $747,333 and $682,937 as of August 31, 2012 and 2011, respectively.  These carry forwards may be used to offset against future taxable income and begin to expire in the year 2026.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carry forwards, as the Company believes there is high probability that the carry forwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

Significant components of the Company’s deferred tax liabilities and assets as of August 31, 2012 and 2011 are as follows:

	August 31, 2012	August 31, 2011
Deferred tax asset:
Net operating loss	$747,333	$682,973
Income tax rate	35%	35%
	261,567	239,041
Less valuation allowance	(261,567)	(239,041)
Deferred tax asset	$-	$-

Through August 31, 2012, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.

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

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2012 AND 2011

On June 12, 2006, the Company issued 1,000,000 shares of its par value common stock to various directors at $0.001 per share for a subscription receivable of $10,000, which was received in 2007.

On February 14, 2008, the Company issued 490,000 shares of its par value common stock pursuant to a private placement at $0.10 per share for gross proceeds in the amount of $49,000.

On February 8, 2011, the Company issued 1,676,977 shares of its par value common stock in exchange for outstanding debt in the amount of $503,093 at $0.30 per share.

On April 19, 2012, the Company issued 5,000,000 shares of its par value common stock in exchange for outstanding debt in the amount of $50,000 at $0.01 per share.

On May 22, 2012, the Company issued 600,000 shares of its par value common stock in exchange for outstanding debt in the amount of $30,000 at $0.05 per share.

Upon conversion of $80,000 in debt, the note holders elected to waive accrued interest totaling $9,059 which is presented as a contribution on the statement of stockholders’ deficit.  See also Note 6 regarding notes payable.

On August 14, 2012, the Company issued 515,000 shares of its par value common stock in exchange for services rendered in the amount of $25,750 at $0.05 per share.

On August 31, 2012, the Company received gross proceeds in the amount of $15,000 for 300,000 shares of its par value common stock at $0.05 per share.  As of August 31, 2012, the shares had not been issued and are recorded as common stock payable.  The shares were issued on September 4, 2012.

8.           LEGAL PROCEEDINGS

On November 10, 2011, a claim in the amount of $14,452 was filed against the Company for past due legal services rendered. Management of the Company believes that the claim is without merit and intends to contest the claim vigorously.

9.           SUBSEQUENT EVENTS

On September 4, 2012 the Company issued 300,000 shares of common stock which was recorded to common stock payable as of August 31, 2012.

On September 10, 2012 the Company issued 200,000 shares of its par value common stock in exchange for cash at $0.05 per share for gross proceeds in the amount of $10,000.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of August 31, 2012.

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

As of August 31, 2012, our President assessed the effectiveness of our internal control over financial reporting. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, our management concluded that, as of August 31, 2012, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control, as more fully described below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) lack of a formal whistleblower policy. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2012.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of the year ended August 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

Below is the name and certain information regarding our executive officer and director.

Name	Age	Position

Kristian Andresen	40	President, CEO, Secretary, Treasurer and Director

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

Kristian Andresen, President, CEO, Secretary, Treasurer and Director

As our CEO, Kristian Andresen is responsible for the day-to-day management of our company, administrative functions and corporate filings, and for the continued strategic evolution of its business.  He brings to the Board his several years of experience in organizing and managing corporations, as well as advertising and marketing.  He currently devotes up to ten hours per week to our company.

Kristian Andresen is an experienced producer and entrepreneur. Mr. Andresen currently owns and operates Transmission Films, which has been in business since June 2007. Prior to his current venture, Mr. Andresen worked as an Executive Producer and Managing Partner at Circle Productions Limited, where he was responsible for managing all aspects of company business and overseeing marketing.  Mr. Andresen’s current work for Transmission Films does not present a conflict of interest with his role for our company.

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

The following table sets forth the compensation payable to the officers and directors of our company for the fiscal years ended August 31, 2012 and 2011:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kristian Andresen (1)	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -
Jean Pomerleau (2)	2012 2011	- 510	- -	- -	- -	- -	- -	- -	- 510

(1)	Mr. Kristian Andresen was appointed President, CEO, CFO, Secretary, Treasurer and Director of our company on July 18, 2011.

(2)	Mr. Jean Pomerleau was appointed President, CEO, CFO, Secretary, Treasurer and Director of our company on August 17, 2009 and resigned on July 19, 2011.

Equity Compensation Plans

None.

Employment Agreements

None.

Director Compensation

None.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of August 31, 2011.

•	By each person who is known by us to beneficially own more than 5% of our common stock;

•	By each of our officers and directors; and

•	By all of our officers and directors as a group.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*

Common	Kristian Andresen 440 N. Venice Blvd Venice, CA 90291	600,000	6.46%
Common	Lander Services, Inc. Calle Elvira Mendez No. 10 Penthouse Panama	838,489	9.03%
Common	Lindiford Assets Corp. Calle Elvira Mendez No. 10 Penthouse Panama	838,489	9.03%
Common	Lindsay Capital Corporation 319 West Bay Road Georgetown, Grand Cayman KY1 1204	800,000	8.62%
Common	Matchpoint International Limited 319 West Bay Road Georgetown, Grand Cayman KY1 1204	500,000	5.39%
Common	Scott Olson 274 Broadway Costa Mesa, CA 92627	535,000	5.76%
Common	Riverhead Trading Suite1A #5 Calle Eusebio A Moraels El Carugreio, Panama City	590,000	6.36%
Common	Derrick Townsend 1501-1228 Marinaside Cres Vancouver, BC V6Z 2W4	500,000	5.39%
Common	John Wood 6533 Octave Avenue Las Vegas, NV 89139	600,000	6.46%
Common	All Officers, Directors and 5% Shareholders	5,801,978	62.50%

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

On August 28, 2009, Mr. Richard Pak, a former Director, President, CEO, CFO, Secretary and Treasurer of our company, agreed to sell 100% of his 1,000,000 shares of our issued and outstanding common stock to Mr. Jean Pomerleau, our President, CEO, CFO, Secretary, Treasurer and a director of our Company, for an aggregate price of $20,000 to be paid on or before September 10, 2009, pursuant to a stock purchase agreement. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Change in Control” above for a description of the stock purchase agreement.

Item 14	Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

Fiscal		Audit-Related
Year	Audit Fees	Fees	Tax Fees	All Other Fees
2012	$20,500	-	-	-
2011	$6,000	-	-	-

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

Sara Creek Gold Corp.

Date: October 10, 2012	/s/ Kristian Andresen
Kristian Andresen President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Financial Officer)