Form 10-Q
period 2012-11-30
SARA CREEK GOLD CORP.
filed 2013-01-14
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  10,281,985 shares of common stock as of January 9, 2013

SARA CREEK GOLD CORP.
FOR THE FISCAL QUARTER ENDED
NOVEMBER 30, 2012

PART I

Item 1	Financial Statements

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	November 30, 2012	August 31, 2012
ASSETS	(Unaudited)

Current assets
Cash	$35,119	$15,942
Total current assets	35,119	15,942

Total assets	$35,119	$15,942

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$53,803	$57,407
Notes payable	13,966	13,966
Total current liabilities	67,769	71,373

Total liabilities	67,769	71,373

Commitments and contingencies

Stockholders' deficit
Common stock; $0.001 par value; 750,000,000
shares authorized, 10,281,985 and 9,281,985
shares issued and outstanding, respectively	10,282	9,282
Common stock payable	-	300
Additional paid in capital	716,620	682,320
Accumulated deficit	(759,552)	(747,333)
Total stockholders' deficit	(32,650)	(55,431)

Total liabilities and stockholders' deficit	$35,119	$15,942

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

			From June 12, 2006
	For the Three Months Ended		(Inception) to
	November 30, 2012	November 30, 2011	November 30, 2012

Operating expenses
General and administrative	$12,219	$7,898	$750,493
Total operating expenses	12,219	7,898	750,493

Loss from operations	(12,219)	(7,898)	(750,493)

Other expense
Interest expense	-	(1,771)	(9,059)
Total other expense	-	(1,771)	(9,059)

Loss from operations before income taxes	(12,219)	(9,669)	(759,552)
Provision for income taxes	-	-	-
Net loss	$(12,219)	$(9,669)	$(759,552)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.32)

Weighted average common shares outstanding -
basic and diluted	9,763,304	3,166,977	2,399,109

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Stock			Total
	Common Stock		Common Stock Payable		Subscription	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Paid-in Capital	Deficit	Equity (Deficit)
Balance, June 12, 2006 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Issuance of stock at $0.001 per share	1,000,000	1,000	-	-	(10,000)	9,000	-	-

Net loss	-	-	-	-	-	-	(1,230)	(1,230)

Balance, August 31, 2006	1,000,000	1,000	-	-	(10,000)	9,000	(1,230)	(1,230)

Receipt of stock subscription receivable	-	-	-	-	10,000	-	-	10,000

Net loss	-	-	-	-	-	-	(5,855)	(5,855)

Balance, August 31, 2007	1,000,000	1,000	-	-	-	9,000	(7,085)	2,915

Issuance of stock pursuant to a private
placement at $0.10 per share	490,000	490	-	-	-	48,510	-	49,000

Net loss	-	-	-	-	-	-	(58,567)	(58,567)

Balance, August 31, 2008	1,490,000	1,490	-	-	-	57,510	(65,652)	(6,652)

Net loss	-	-	-	-	-	-	(30,806)	(30,806)

Balance, August 31, 2009	1,490,000	1,490	-	-	-	57,510	(96,458)	(37,458)

Net loss	-	-	-	-	-	-	(513,721)	(513,721)

Balance, August 31, 2010	1,490,000	1,490	-	-	-	57,510	(610,179)	(551,179)

Issuance of common stock in exchange
for debt at $0.30 per share	1,676,977	1,677	-	-	-	501,416	-	503,093

Net loss	-	-	-	-	-	-	(72,794)	(72,794)

Balance, August 31, 2011	3,166,977	3,167	-	-	-	558,926	(682,973)	(120,880)

Adjustment for rounding differences	8	-	-	-	-	-	-	-

Issuance of common stock in exchange
for debt at $0.01 per share	5,000,000	5,000	-	-	-	45,000	-	50,000

Issuance of common stock in exchange
for debt at $0.05 per share	600,000	600	-	-	-	29,400	-	30,000

Accrued interest waived by stockholders	-	-	-	-	-	9,059	-	9,059

Issuance of common stock in exchange
for services rendered at $0.05 per share	515,000	515	-	-	-	25,235	-	25,750

Issuance of common stock in exchange
for cash at $0.05 per share	-	-	300,000	300	-	14,700	-	15,000

Net loss	-	-	-	-	-	-	(64,360)	(64,360)

Balance, August 31, 2012	9,281,985	9,282	300,000	300	-	682,320	(747,333)	(55,431)

Issuance of common stock in exchange
for cash at $0.05 per share	1,000,000	1,000	(300,000)	(300)	-	34,300	-	35,000

Net loss	-	-	-	-	-	-	(12,219)	(12,219)

Balance, November 30, 2012 (Unaudited)	10,281,985	$10,282	-	$-	$-	$716,620	$(759,552)	$(32,650)

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

			From June 12, 2006
	For the Three Months Ended		(Inception) to
	November 30, 2012	November 30, 2011	November 30, 2012

Cash flows from operating activities:
Net loss	$(12,219)	$(9,669)	$(759,552)
Adjustments to reconcile net loss to net
cash used by operating activities:
Loss on settlement of debt	-	-	432,894
Accrued interest on notes payable	-	1,771	9,059
Issuance of common stock for services	-	-	25,750
Changes in operating assets and liabilities:
Accounts payable	(3,604)	(142)	53,803
Net cash used by operating activities	(15,823)	(8,040)	(238,046)

Cash flows from investing activities:
Notes receivable, net	-	-	(432,894)
Net cash used by investing activities	-	-	(432,894)

Cash flows from financing activities:
Proceeds from notes payable	-	25,000	618,414
Repayment of notes payable	-	-	(21,355)
Issuance of common stock for cash	35,000	-	109,000
Net cash provided by financing activities	35,000	25,000	706,059

Net change in cash	19,177	16,960	35,119

Cash, beginning of period	15,942	1,458	-

Cash, end of period	$35,119	$18,418	$35,119

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Supplemental disclosure of non-cash financing activity
Stock issued in exchange for debt	$-	$-	$583,093

Accrued interest waived by stockholders	$-	$-	$9,059

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2012
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended August 31, 2012.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three months ended November 30, 2012 are not necessarily indicative of results for the full fiscal year.

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
NOVEMBER 30, 2012
UNAUDITED

Cash - Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of November 30, 2012 and 2011 no amounts were in excess of the federally insured program, respectively.

Revenue Recognition Policy - The Company will recognize revenue once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the product or service has been rendered; the fee is fixed and determinable based on the completion of stated terms and conditions; and collection of the amount due is reasonably assured.  The Company did not realize any revenues from June 12, 2006 (inception) through November 30, 2012.

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

Fair Value of Financial Instruments - The Company discloses, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of November 30, 2012 and August 31, 2012 the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments, respectively.

Dividends - The payment of dividends by the Company in the future will be at the discretion of the Board of Directors and will depend on our earnings, capital requirements and financial condition, as well as other relevant factors.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2012
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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of November 30, 2012 and 2011, respectively.

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

3.           GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2012, the Company had total current assets of $35,119 and a working capital deficit in the amount of $32,650. The Company incurred a net loss of $12,219 during the three months ended November 30, 2012 and an accumulated net loss of $759,552 since inception.  The Company has not earned any revenues since inception and its cash resources are insufficient to meet its planned business objectives.

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
NOVEMBER 30, 2012
UNAUDITED

4.           NOTES RECEIVABLE AND BAD DEBT EXPENSE

On January 20, 2010, the Company entered into a loan agreement with Kapelka Exploration, Inc. (“Kapelka”).  Under the terms of the loan agreement the Company agreed to provide Kapelka with cash advances of up to $500,000 for general operating purposes. Any funds advanced under the loan were non-interest bearing and were to be repaid to the Company no later than December 31, 2015.  On January 20, 2011 the Company’s Board of Directors resolved to forgive accumulated advances of $401,452 indebted to the Company and recorded the loss to bad debt expense.

On February 3, 2010 the Company entered into a memorandum of understanding with Ophir Exploration Inc. (“Ophir”) and advanced $30,000 at an interest rate of 5% per annum.  On January 28, 2011 the Company’s Board of Directors resolved to forgive the $30,000 indebted to the Company, together with accrued interest in the amount of $1,442, and recorded the loss to bad debt expense.

Bad debt expense for the three months ended November 30, 2012 and 2011 totaled $0 and $0, respectively.

5.           NOTES PAYABLE

As of November 30, 2012 and 2011 there was a balance due to a stockholder in the amount of $13,966.  This balance is unsecured, non-interest bearing and has no specific terms of repayment.

As of August 31, 2010, the Company received advances from an unrelated party totaling $488,093.   During the six months ended February 28, 2011, the Company received an additional $15,000 for an accumulative balance of $503,093.  These advances were non-interest bearing, unsecured, and due on demand.  On February 8, 2011, the outstanding debt of $503,093 was exchanged for 1,676,977 shares of common stock at $0.30 per share.  Therefore, as of November 30, and August 31, 2012, the balance together with accrued interest totaled $0.  There was no gain or loss recorded on the conversion of the debt.

On November 18, 2010 the Company entered into an unsecured promissory note in the amount of $50,000. The note bears interest of 10% per annum and was due on December 31, 2011.  On April 19, 2012, the outstanding principle of $50,000 was exchanged for 5,000,000 shares of common stock at $0.01 per share.  Upon conversion, the note holder elected to waive accrued interest totaling $7,096 which is presented as a contribution on the statement of stockholders’ deficit.  As of November 30, and August 31, 2012, the balance together with accrued interest totaled $0 and $53,918, respectively.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2012
UNAUDITED

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

6.           STOCKHOLDERS’ EQUITY (DEFICIT)

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
NOVEMBER 30, 2012
UNAUDITED

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

Upon conversion of $80,000 in debt, the note holders elected to waive accrued interest totaling $9,059 which is presented as a contribution on the statement of stockholders’ deficit.  See also Note 5 regarding notes payable.

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

Three Months Ended November 30, 2012

On September 10, 2012 the Company issued 700,000 shares of its par value common stock in exchange for cash at $0.05 per share for gross proceeds in the amount of $35,000.  In addition, the Company issued 300,000 shares which had been recorded to common stock payable as of August 31, 2012.

7.           LEGAL PROCEEDINGS

On November 10, 2011, a claim in the amount of $14,452 was filed against the Company for past due legal services rendered. Management of the Company believes that the claim is without merit and intends to contest the claim vigorously.

8.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events between the balance sheet date of November 30, 2012 and the date the financial statements were issued, and concluded that events or transactions occurring during that period requiring recognition or disclosure have been made.

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

History and Overview

Sara Creek Gold Corp. was incorporated under the laws of the State of Nevada on June 12, 2006, under the name of Uventus Technologies Corp.  On September 23, 2009, we merged with our wholly owned subsidiary and changed our name to Sara Creek Gold Corp. to better reflect our business plan which is the acquisition, exploration, and development of gold and other mineral resource properties.

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

Three months ended November 30, 2012 and 2011

During the three months ended November 30, 2012 we had a net loss of $12,219 consisting of general and administrative expenses.  Similarly, during the three months ended November 30, 2011, we incurred net loss of $9,669 consisting of general and administrative expense in the amounts of $7,898 and interest expense of $1,771.

For the period from June 12, 2006 (inception) to November 30, 2012

We did not earn any revenues from June 12, 2006 (inception) through November 30, 2012 but incurred a net loss in the amount of $759,552. This loss consisted of general and administrative expense in the amount of $750,493 and interest expense of $9,059.  General and administrative expense during this period included notes receivable of $432,894 which was written off as bad debt expense.

Operating Activities

During the three months ended November 30, 2012 we used cash in the amount of $15,823 for operating activities which included a net loss of $12,219 and a decrease in accounts payable in the amount of $3,604.

During the three months ended November 30, 2011 we used cash in the amount of $8,040 for operating activities. Cash used in operating activities included a net loss of $9,669, accrued interest on notes payable of $1,771 and a decrease in accounts payable of $142.

During the period from June 12, 2006 (inception) to November 30, 2012, we used $238,046 of cash for operating activities.  This includes an accumulative net loss of $759,552, a net loss on settlement of debt of $432,894, accrued interest on notes payable of $9,059, issuance of common stock of $25,750, and an increase in accounts payable of $53,803.

Investing Activities

There were no investing activities for the three months ended November 30, 2012 and 2011.  For the period from June 12, 2006 (inception) to November 30, 2012, cash used in investing activities totaled $432,894 and included cash advances to third parties in the form of notes receivable which were written off as bad debt expense during the years ended August 31, 2010 and 2011.

Financing Activities

During the three months ended November 30, 2012, we received proceeds from notes the issuance of common stock in the amount of $35,000 for total cash provided by financing activities of $35,000.

During the three months ended November 30, 2011, we received proceeds from notes payable in the amount of $25,000 for total cash provided by financing activities of $25,000.

From June 12, 2006 (inception) to November 30, 2012, the Company received proceeds from notes payable in the amount of $618,414, repaid $21,355 to the note holders, and received proceeds from issuance of common stock of $109,000 for total cash provided by financing activities of $706,059.  $583,093 of the proceeds from notes payable was converted to common stock and stockholders waived $9,059 in accrued interest as of November 30, 2012.

Liquidity and Financial Condition

As of November 30, 2012 we had cash of $35,119, current liabilities of $67,769 and a working capital deficit of $32,650.  During the three months ended November 30, 2012, the Company had a loss of $12,219 and used net cash of $15,823 for operating activities.

To date, we have relied on investor capital to fund our operations having raised $109,000 from the issuance of common stock since inception and $618,414 from investors through debt, $21,355 of which was repaid and $583,093 of which was converted to common stock leaving a balance due of $13,966 as of November 30, 2012.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2012, we had total current assets of $35,119 and a working capital deficit in the amount of $32,650. We incurred a net loss of $12,219 during the three months ended November 30, 2012 and an accumulated net loss of $759,552 since inception.  We have not earned any revenues since inception and its cash resources are insufficient to meet its planned business objectives.

These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing or sale our common stock as may be required and ultimately to attain profitability.

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

Item 4     Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President, Chief Executive and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15 (b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our Chief Executive and Interim Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President, Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Three Months Ended November 30, 2012

On September 10, 2012 the Company issued 700,000 shares of its par value common stock in exchange for cash at $0.05 per share for gross proceeds in the amount of $35,000.  In addition, the Company issued 300,000 shares which had been recorded to common stock payable as of August 31, 2012.

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

Sara Creek Gold Corp.

Date: January 14, 2013	/s/ Kristian Andresen
Kristian Andresen President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Accounting and Financial Officer)