Form 10-Q
period 2013-02-28
SARA CREEK GOLD CORP.
filed 2013-04-02
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  10,281,985 shares of common stock as of April 1, 2013

SARA CREEK GOLD CORP.
FOR THE FISCAL QUARTER ENDED
FEBRUARY 28, 2013

PART I

Item 1        Financial Statements

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	February 28, 2013	August 31, 2012
ASSETS	Unaudited

Current assets
Cash	$21,866	$15,942
Total current assets	21,866	15,942

Total assets	$21,866	$15,942

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$6,542	$57,407
Note payable	13,966	13,966
Total current liabilities	20,508	71,373

Long term liabilities
Convertible note payable	59,000	-
Discount on convertible note payable	(58,193)	-
Total long term liabilities	807	-

Total liabilities	21,315	71,373

Commitments and contingencies

Stockholders' equity (deficit)
Common stock; $0.001 par value; 750,000,000
shares authorized, 10,281,985 and 9,281,985
shares issued and outstanding, respectively	10,282	9,282
Common stock payable	-	300
Additional paid in capital	775,620	682,320
Deficit accumulated during the exploration stage	(785,351)	(747,333)
Total stockholders' equity (deficit)	551	(55,431)

Total liabilities and stockholders' equity (deficit)	$21,866	$15,942

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

					From June 12, 2006
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	February 28, 2013

Operating expenses
General and administrative	$28,507	$12,981	$40,726	$20,879	$779,000
Total operating expenses	28,507	12,981	40,726	20,879	779,000

Loss from operations	(28,507)	(12,981)	(40,726)	(20,879)	(779,000)

Other expense
Gain on foreign currency translation	518	-	518	-	518
Gain on settlement of debt	3,143	-	3,143	-	3,143
Interest expense	(953)	(1,995)	(953)	(3,766)	(10,012)
Total other expense	2,708	(1,995)	2,708	(3,766)	(6,351)

Loss from operations before income taxes	(25,799)	(14,976)	(38,018)	(24,645)	(785,351)
Provision for income taxes	-	-	-	-	-
Net loss	$(25,799)	$(14,976)	$(38,018)	$(24,645)	$(785,351)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding -
basic and diluted	10,281,985	3,166,985	10,021,212	3,166,977

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Stock			Total
	Common Stock		Common Stock Payable		Subscription	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Paid-in Capital	Deficit	Equity (Deficit)
Balance, June 12, 2006 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Issuance of stock at $0.001 per share	1,000,000	1,000	-	-	(10,000)	9,000	-	-

Net loss	-	-	-	-	-	-	(1,230)	(1,230)

Balance, August 31, 2006	1,000,000	1,000	-	-	(10,000)	9,000	(1,230)	(1,230)

Receipt of stock subscription receivable	-	-	-	-	10,000	-	-	10,000

Net loss	-	-	-	-	-	-	(5,855)	(5,855)

Balance, August 31, 2007	1,000,000	1,000	-	-	-	9,000	(7,085)	2,915

Issuance of common stock in exchange
for cash at $0.10 per share	490,000	490	-	-	-	48,510	-	49,000

Net loss	-	-	-	-	-	-	(58,567)	(58,567)

Balance, August 31, 2008	1,490,000	1,490	-	-	-	57,510	(65,652)	(6,652)

Net loss	-	-	-	-	-	-	(30,806)	(30,806)

Balance, August 31, 2009	1,490,000	1,490	-	-	-	57,510	(96,458)	(37,458)

Net loss	-	-	-	-	-	-	(513,721)	(513,721)

Balance, August 31, 2010	1,490,000	1,490	-	-	-	57,510	(610,179)	(551,179)

Issuance of common stock in exchange
for debt at $0.30 per share	1,676,977	1,677	-	-	-	501,416	-	503,093

Net loss	-	-	-	-	-	-	(72,794)	(72,794)

Balance, August 31, 2011	3,166,977	3,167	-	-	-	558,926	(682,973)	(120,880)

Adjustment for rounding differences	8	-	-	-	-	-	-	-

Issuance of common stock in exchange
for debt at $0.01 per share	5,000,000	5,000	-	-	-	45,000	-	50,000

Issuance of common stock in exchange
for debt at $0.05 per share	600,000	600	-	-	-	29,400	-	30,000

Accrued interest waived by stockholders	-	-	-	-	-	9,059	-	9,059

Issuance of common stock in exchange
for services rendered at $0.05 per share	515,000	515	-	-	-	25,235	-	25,750

Issuance of common stock in exchange
for cash at $0.05 per share	-	-	300,000	300	-	14,700	-	15,000

Net loss	-	-	-	-	-	-	(64,360)	(64,360)

Balance, August 31, 2012	9,281,985	9,282	300,000	300	-	682,320	(747,333)	(55,431)

Issuance of common stock in exchange
for cash at $0.05 per share	1,000,000	1,000	(300,000)	(300)	-	34,300	-	35,000

Beneficial conversion feature	-	-	-	-	-	59,000	-	59,000

Net loss	-	-	-	-	-	-	(38,018)	(38,018)

Balance, February 28, 2013 (Unaudited)	10,281,985	$10,282	-	$-	$-	$775,620	$(785,351)	$551

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

			From June 12, 2006
	For the Six Months Ended		(Inception) to
	February 28, 2013	February 29, 2012	February 28, 2013

Cash flows from operating activities:
Net loss	$(38,018)	$(24,645)	$(785,351)
Adjustments to reconcile net loss to net
cash used by operating activities:
(Gain) loss on settlement of debt	(3,143)	-	429,751
Gain on foreign currency translation	(518)	-	(518)
Amortization of beneficial conversion discount	807	-	807
Issuance of common stock for services	-	-	25,750
Changes in operating assets and liabilities:
Accounts payable	10,843	(1,643)	68,250
Accrued interest	953	3,766	10,012
Net cash used by operating activities	(29,076)	(22,522)	(251,299)

Cash flows from investing activities:
Notes receivable, net	-	-	(432,894)
Net cash used by investing activities	-	-	(432,894)

Cash flows from financing activities:
Proceeds from notes payable	-	25,000	618,414
Repayment of notes payable	-	-	(21,355)
Issuance of common stock for cash	35,000	-	109,000
Net cash provided by financing activities	35,000	25,000	706,059

Net change in cash	5,924	2,478	21,866

Cash, beginning of period	15,942	1,458	-

Cash, end of period	$21,866	$3,936	$21,866

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Supplemental disclosure of non-cash financing activity
Stock issued in exchange for debt	$-	$-	$583,093
Accrued interest waived by stockholders	$-	$-	$9,059

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SIX MONTHS ENDED FEBRUARY 28, 2013
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

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended August 31, 2012.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the six months ended February 28, 2013 are not necessarily indicative of results for the full fiscal year.

Exploration Stage Company - The Company’s financial statements are presented as a company in the exploration stage of business.  Activities during the exploration stage primarily include obtaining debt and/or equity related financing, the acquisition of mineral rights, and the exploration and development of natural resources on potential mineral claims.  As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations, stockholders’ deficit and cash flows from inception to the current balance sheet date.

Year-End - The Company has selected August 31 as its year end.

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
SIX MONTHS ENDED FEBRUARY 28, 2013
UNAUDITED

Cash - Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of February 28, 2013 no amounts were in excess of the federally insured program, respectively.

Revenue Recognition - The Company currently has not generated revenues. Any future revenues earned, primarily through the sale of extracted minerals, will be recognized utilizing the following general revenue recognition criteria: 1) pervasive evidence of an arrangement exists; 2) delivery has occurred; 3) the price to the buyer is fixed or determinable; and 4) collectability is reasonably assured.

Delivery on mineral sales is determined to be complete for revenue recognition purposes when title and risk of loss has passed to the customer in accordance with stated contractual terms and there is no future obligations related to the shipment. Title generally passes as the minerals are loaded into transport carriers for delivery to the customer.

Exploration and Development Costs - In general, exploration costs are expensed as incurred. When the Company has determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. During the periods ended February 28, 2013 and February 29, 2012 the Company recorded exploration costs of $0 and $0, respectively.

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
SIX MONTHS ENDED FEBRUARY 28, 2013
UNAUDITED

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Financial Instruments - Financial instruments consist of cash, accounts receivable, accounts payable, notes payable and advances payable. Recorded values of cash, accounts payable and accrued liabilities approximate fair values due to the short maturities of such instruments.  Recorded values for notes payable and related liabilities approximate fair values, since their stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of February 28, 2013 and February 29, 2012, respectively.

New Accounting Pronouncements - There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

3.           GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of February 28, 2013, the Company had total current assets of $21,866 and a working capital in the amount of $1,358. The Company incurred a net loss of $38,018 during the six months ended February 28, 2013 and an accumulated net loss of $785,351 since inception.  The Company has not earned any revenues since inception and its cash resources are insufficient to meet its planned business objectives.

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
SIX MONTHS ENDED FEBRUARY 28, 2013
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

4.           NOTES PAYABLE

In 2006, the Company received various advances totaling $13,966 for operating expenses. The advances do not bear interest and are payable on demand. As of February 28, 2013, the Company has not received a payment demand and the balance outstanding remains at $13,966.

On February 19, 2013, the Company issued a Convertible Note Purchase Agreement to Lindsey Capital Corp. in the amount of $59,000. Pursuant to the note agreement, Lindsey Capital Corp. purchased certain outstanding liabilities of the Company in exchange for the aforementioned note. The note is convertible into common stock at a price of $0.05 per share, accrues interest at an annual rate of 10% and matures on February 19, 2015. As a result of the benefit attributable to the conversion feature, the Company recorded a discount on the note in the amount of $59,000 which will be amortized to interest expense over the two year term of the note. As of February 28, 2013, the Company has recognized $807 in connection with the discount.

5.           STOCKHOLDERS’ EQUITY (DEFICIT)

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
SIX MONTHS ENDED FEBRUARY 28, 2013
UNAUDITED

Year Ended August 31, 2008

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

Six months ended February 28, 2013

The Company issued 700,000 shares of its par value common stock in exchange for cash at $0.05 per share for gross proceeds in the amount of $35,000.  In addition, the Company issued 300,000 shares which had been recorded to common stock payable as of August 31, 2012.

6.           SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

F-9

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

Three months ended February 28, 2013 and February 29, 2012

During the three months ended February 28, 2013 we had a net loss of $25,799 consisting of general and administrative expense of $28,507; interest expense of $953 and a gain on foreign currency and settlement of debt in the amounts of $518 and $3,143, respectively.  Similarly, during the three months ended February 29, 2012, we incurred net loss of $14,976 consisting of general and administrative expense in the amount of $12,981 and interest expense of $1,995.

Six months ended February 28, 2013 and February 29, 2012

During the six months ended February 28, 2013 we had a net loss of $38,018 consisting of general and administrative expense of $40,726; interest expense of $953 and a gain on foreign currency and settlement of debt in the amounts of $518 and $3,143, respectively.  Similarly, during the six months ended February 29, 2012, we incurred net loss of $24,645 consisting of general and administrative expense in the amounts of $20,879 and interest expense of $3,766.

For the period from June 12, 2006 (inception) to February 28, 2013

We did not earn any revenues from June 12, 2006 (inception) through February 28, 2013 but incurred a net loss in the amount of $785,351. This loss consisted of general and administrative expense in the amount of $779,000; interest expense of $10,012; a gain on foreign currency and settlement of debt in the amounts of $518 and $3,143, respectively.  General and administrative expense during this period included notes receivable of $432,894 which was written off as bad debt expense.

Operating Activities

During the six months ended February 28, 2013 we used cash in the amount of $29,076 for operating activities which included a net loss of $38,018 accrued interest on notes payable of $953 and an increase in accounts payable in the amount of $10,843.

During the six months ended February 29, 2012 we used cash in the amount of $22,522 for operating activities. Cash used in operating activities included a net loss of $24,645, accrued interest on notes payable of $3,766 and a decrease in accounts payable of $1,643.

During the period from June 12, 2006 (inception) to February 28, 2013, we used $251,299 of cash for operating activities.  This includes an accumulative net loss of $785,351, a net loss on settlement of debt of $429,751, accrued interest on notes payable of $10,012, amortization of beneficial conversion features related to debt discounts in the amount of $807, issuance of common stock for services of $25,750, and an increase in accounts payable of $68,250.

Investing Activities

There were no investing activities for the six months ended February 28, 2013 and February 29, 2012.  For the period from June 12, 2006 (inception) to February 28, 2013, cash used in investing activities totaled $432,894 and included cash advances to third parties in the form of notes receivable which were written off as bad debt expense during the years ended August 31, 2010 and 2011.

Financing Activities

During the six months ended February 28, 2013 and February 29, 2012, we received proceeds from notes payable in the amount of $0 and $25,000, respectively. Additionally, we received proceeds from the issuance of common stock in the amount of $35,000 and $0.

From June 12, 2006 (inception) to February 28, 2013, the Company received proceeds from notes payable in the amount of $618,414, repaid $21,355 to the note holders, and received proceeds from issuance of common stock of $109,000 for total cash provided by financing activities of $706,059.  $583,093 of the proceeds from notes payable was converted to common stock and stockholders waived $9,059 in accrued interest as of February 28, 2013.

Liquidity and Financial Condition

As of February 28, 2013 we had cash of $21,866, current liabilities of $20,508 and working capital of $1,358.  During the six months ended February 28, 2013, the Company had a loss of $38,018 and used net cash of $29,076 for operating activities.

To date, we have relied on investor capital to fund our operations having raised $109,000 from the issuance of common stock since inception and $677,414 from investors through debt, $21,355 of which was repaid and $583,093 of which was converted to common stock leaving a balance due of $72,966 as of February 28, 2013.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of February 28, 2013, we had total current assets of $21,866 and working capital in the amount of $1,358. We incurred a net loss of $38,018 during the six months ended February 28, 2013 and an accumulated net loss during the exploration stage of $785,351 since inception.  We have not earned any revenues since inception and its cash resources are insufficient to meet its planned business objectives.

These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

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

Exploration Stage Company

Our financial statements are presented as a company in the exploration stage of business.  Activities during the exploration stage primarily include obtaining debt and/or equity related financing, the acquisition of mineral rights, and the exploration and development of natural resources on potential mineral claims.  As an exploration stage enterprise, we disclose the deficit accumulated during the exploration stage and the cumulative statements of operations, stockholders’ deficit and cash flows from inception to the current balance sheet date.

Cash

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

New Accounting Pronouncements

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

Item 4        Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15 (b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our Chief Executive and Interim Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1        Legal Proceedings

On November 10, 2011, a claim in the amount of $14,452 was filed against the Company for past due legal services rendered.  The claim was dismissed on January 15, 2013.

Item 1A     Risk Factors

Not required for a smaller reporting company.

Item 2        Unregistered Sales of Equity Securities and Use of Proceeds

Three months ended February 28, 2013

On February 19, 2013, the Company issued to Lindsay Capital Corp. (“LCC”) a convertible promissory note for USD$59,000 (“Note”), in exchange for the payment and retirement of an aggregate of CAD$48,075 and USD$14,452.34 in Company debt (“Debt”). The Note is convertible into common stock of the Company at a price of $0.05 per share and accrues interest at an annual rate of 10%. LCC had purchased the Debt in private transactions from two former service providers.

The securities were issued in reliance on an exemption from registration under the Securities Act of 1933, pursuant to Regulation S promulgated thereunder.

Item 3        Defaults upon Senior Securities

None.

Item 4        Mine Safety Disclosures

N/A.

Item 5        Other Information

None.

Item 6        Exhibits

Number	Exhibit
10.1	Convertible Promissory Note with Lindsay Capital Corp. dated February 19, 2013
31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Sara Creek Gold Corp.

Date: April 2, 2013	/s/ Kristian Andresen
Kristian Andresen President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Accounting and Financial Officer)