Form 10-Q
period 2013-05-31
SARA CREEK GOLD CORP.
filed 2013-07-15
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  10,281,985 shares of common stock as of July 15, 2013.

SARA CREEK GOLD CORP.
FOR THE FISCAL QUARTER ENDED
FEBRUARY 28, 2013

PART I

Item 1     Financial Statements

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	May 31, 2013	August 31, 2012
ASSETS	Unaudited

Current assets
Cash	$11,153	$15,942
Total current assets	11,153	15,942

Total assets	$11,153	$15,942

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$4,755	$57,407
Accounts payable - related party	15,000	-
Notes payable - related party	13,966	13,966
Total current liabilities	33,721	71,373

Long term liabilities
Convertible note payable	59,000	-
Discount on convertible note payable	(50,818)	-
Total long term liabilities	8,182	-

Total liabilities	41,903	71,373

Commitments and contingencies

Stockholders' deficit
Common stock; $0.001 par value; 750,000,000
shares authorized, 10,281,985 and 9,281,985
shares issued and outstanding, respectively	10,282	9,282
Common stock payable	-	300
Additional paid in capital	775,620	682,320
Deficit accumulated during the development stage	(816,652)	(747,333)
Total stockholders' deficit	(30,750)	(55,431)

Total liabilities and stockholders' deficit	$11,153	$15,942

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

					From June 12, 2006
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012	May 31, 2013

Operating expenses
General and administrative	$22,439	$5,495	$63,165	$26,374	$801,439
Total operating expenses	22,439	5,495	63,165	26,374	801,439

Loss from operations	(22,439)	(5,495)	(63,165)	(26,374)	(801,439)

Other expense
Gain on foreign currency translation	-	-	518	-	518
Gain on settlement of debt	-	-	3,143	-	3,143
Interest expense	(8,862)	(1,367)	(9,815)	(5,133)	(18,874)
Total other expense	(8,862)	(1,367)	(6,154)	(5,133)	(15,213)

Loss from operations before income taxes	(31,301)	(6,862)	(69,319)	(31,507)	(816,652)
Provision for income taxes	-	-	-	-	-
Net loss	$(31,301)	$(6,862)	$(69,319)	$(31,507)	$(816,652)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding -
basic and diluted	10,112,754	5,508,289	10,281,985	3,953,111

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' (DEFICIT)

					Stock			Total
	Common Stock		Common Stock Payable		Subscription	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Paid-in Capital	Deficit	Equity (Deficit)
Balance, June 12, 2006 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Issuance of stock at $0.001 per share	1,000,000	1,000	-	-	(10,000)	9,000	-	-

Net loss	-	-	-	-	-	-	(1,230)	(1,230)

Balance, August 31, 2006	1,000,000	1,000	-	-	(10,000)	9,000	(1,230)	(1,230)

Receipt of stock subscription receivable	-	-	-	-	10,000	-	-	10,000

Net loss	-	-	-	-	-	-	(5,855)	(5,855)

Balance, August 31, 2007	1,000,000	1,000	-	-	-	9,000	(7,085)	2,915

Issuance of common stock in exchange
for cash at $0.10 per share	490,000	490	-	-	-	48,510	-	49,000

Net loss	-	-	-	-	-	-	(58,567)	(58,567)

Balance, August 31, 2008	1,490,000	1,490	-	-	-	57,510	(65,652)	(6,652)

Net loss	-	-	-	-	-	-	(30,806)	(30,806)

Balance, August 31, 2009	1,490,000	1,490	-	-	-	57,510	(96,458)	(37,458)

Net loss	-	-	-	-	-	-	(513,721)	(513,721)

Balance, August 31, 2010	1,490,000	1,490	-	-	-	57,510	(610,179)	(551,179)

Issuance of common stock in exchange
for debt at $0.30 per share	1,676,977	1,677	-	-	-	501,416	-	503,093

Net loss	-	-	-	-	-	-	(72,794)	(72,794)

Balance, August 31, 2011	3,166,977	3,167	-	-	-	558,926	(682,973)	(120,880)

Adjustment for rounding differences	8	-	-	-	-	-	-	-

Issuance of common stock in exchange
for debt at $0.01 per share	5,000,000	5,000	-	-	-	45,000	-	50,000

Issuance of common stock in exchange
for debt at $0.05 per share	600,000	600	-	-	-	29,400	-	30,000

Accrued interest waived by stockholders	-	-	-	-	-	9,059	-	9,059

Issuance of common stock in exchange
for services rendered at $0.05 per share	515,000	515	-	-	-	25,235	-	25,750

Issuance of common stock in exchange
for cash at $0.05 per share	-	-	300,000	300	-	14,700	-	15,000

Net loss	-	-	-	-	-	-	(64,360)	(64,360)

Balance, August 31, 2012	9,281,985	9,282	300,000	300	-	682,320	(747,333)	(55,431)

Issuance of common stock in exchange
for cash at $0.05 per share	1,000,000	1,000	(300,000)	(300)	-	34,300	-	35,000

Beneficial conversion feature	-	-	-	-	-	59,000	-	59,000

Net loss	-	-	-	-	-	-	(69,319)	(69,319)

Balance, May 31, 2013 (Unaudited)	10,281,985	$10,282	-	$-	$-	$775,620	$(816,652)	$(30,750)

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

			From June 12, 2006
	For the Nine Months Ended		(Inception) to
	May 31, 2013	May 31, 2012	May 31, 2013

Cash flows from operating activities:
Net loss	$(69,319)	$(31,507)	$(816,652)
Adjustments to reconcile net loss to net
cash used by operating activities:
(Gain) loss on settlement of debt	(3,143)	-	429,751
Gain on foreign currency translation	(518)	-	(518)
Amortization of beneficial conversion feature	8,182	-	8,182
Accrued interest on notes payable	1,633	5,133	10,692
Issuance of common stock for services	-	-	25,750
Changes in operating assets and liabilities:
Accounts payable	23,376	968	80,783
Net cash used by operating activities	(39,789)	(25,406)	(262,012)
	#REF!
Cash flows from investing activities:
Notes receivable, net	-	-	(432,894)
Net cash used by investing activities	-	-	(432,894)
	#REF!
Cash flows from financing activities:
Proceeds from notes payable	-	25,000	618,414
Repayment of notes payable	-	-	(21,355)
Issuance of common stock for cash	35,000	-	109,000
Net cash provided by financing activities	35,000	25,000	706,059
	#REF!
Net change in cash	(4,789)	(406)	11,153

Cash, beginning of period	15,942	1,458	-

Cash, end of period	$11,153	$1,052	$11,153
			-
Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Supplemental disclosure of non-cash financing activity
Stock issued in exchange for debt	$-	$89,059	$583,093
Accrued interest waived by stockholders	$-	$9,059	$9,059

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NINE MONTHS ENDED MAY 31, 2013
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the nine months ended May 31, 2013 are not necessarily indicative of results for the full fiscal year.

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
NINE MONTHS ENDED MAY 31, 2013
UNAUDITED

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

The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of May 31, 2013 no amounts were in excess of the federally insured program, respectively.

Revenue Recognition - The Company will recognize revenue once pervasive evidence that an agreement exists; the product or service has been rendered; the fee is fixed and determinable based on the completion of stated terms and conditions; and collection of the amount due is reasonably assured.  The Company did not realize any revenues from June 12, 2006 (inception) through May 31, 2013.

Exploration and Development Costs - In general, exploration costs are expensed as incurred. When the Company has determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. During the periods ended May 31, 2013 and 2012 the Company recorded exploration costs of $0 and $0, respectively.

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
NINE MONTHS ENDED MAY 31, 2013
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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of May 31, 2013 and 2012, respectively.

New Accounting Pronouncements - There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

3.           GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 2013, the Company had total current assets of $11,153 and a working capital deficit in the amount of $22,568. The Company incurred a net loss of $69,319 during the nine months ended May 31, 2013 and an accumulated net loss of $816,652 since inception.  The Company has not earned any revenues since inception and its cash resources are insufficient to meet its planned business objectives.

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
NINE MONTHS ENDED MAY 31, 2013
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

4.           NOTES PAYABLE

In 2006, the Company received various advances from a shareholder totaling $13,966 for operating expenses. The advances do not bear interest and are payable on demand. As of May 31, 2013, the Company has not received a payment demand and the balance outstanding remains at $13,966.

On February 19, 2013, the Company issued a Convertible Note Purchase Agreement to Lindsey Capital Corp. in the amount of $59,000. Pursuant to the note agreement, Lindsey Capital Corp. purchased certain outstanding liabilities of the Company in exchange for the aforementioned note. The note is convertible into common stock at a price of $0.05 per share, accrues interest at an annual rate of 10% and matures on February 19, 2015. As a result of the benefit attributable to the conversion feature, the Company recorded a discount on the note in the amount of $59,000 which will be amortized to interest expense over the two year term of the note. As of May 31, 2013, the Company has recognized $8,182 in connection with the discount.

5.           STOCKHOLDERS’ (DEFICIT)

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
NINE MONTHS ENDED MAY 31, 2013
UNAUDITED

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

Nine months ended May 31, 2013

The Company issued 700,000 shares of its par value common stock in exchange for cash at $0.05 per share for gross proceeds in the amount of $35,000.  In addition, the Company issued 300,000 shares which had been recorded to common stock payable as of August 31, 2012.

6.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events between the balance sheet date of May 31, 2013 and the date the financial statements were issued, and concluded that events or transactions occurring during that period requiring recognition or disclosure have been made.

Item 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited interim financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.  Various statements have been made herein that may constitute “forward-looking statements”.  Forward-looking statements may also be made in the Company’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents.  In addition, the Company through its management may make oral forward-looking statements.

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

History and Overview

Sara Creek Gold Corp. was incorporated under the laws of the State of Nevada on June 12, 2006, under the name of Uventus Technologies Corp.  On September 23, 2009, we merged with our wholly owned subsidiary and changed our name to Sara Creek Gold Corp. to better reflect our business plan which is the acquisition, exploration, and development of gold, oil, gas and mineral resources and properties.

Plan of Operations

Our overall strategy is to target the exploration and acquisition of mining, and oil and gas, interests that allow for economically viable revenue, development and production.

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

Three months ended May 31, 2013 and 2012

During the three months ended May 31, 2013 we had no revenues and a net loss of $31,301 consisting of primarily general and administrative expenses.  Similarly, during the three months ended May 31, 2012, we incurred a net loss of $6,862 consisting primarily of general and administrative expenses. The increase was due to our consulting fees of $15,000 due to a related party and amortization of beneficial conversion and interest expense from the convertible notes payable.

Nine months ended May 31, 2013 and 2012

During the nine months ended May 31, 2013 we had no revenues and a net loss of $69,319 consisting of primarily general and administrative expenses.  Similarly, during the nine months ended May 31, 2012, we incurred net loss of $31,507 also consisting of primarily general and administrative expenses. The increase was due to our consulting fees of $15,000 due to a related party and amortization of beneficial conversion and interest expense from the convertible notes payable.  Additionally, we had a gain on foreign currency translation of $518 and a gain on settlement of debt of $3,143.

For the period from June 12, 2006 (inception) to May 31, 2013

We did not earn any revenues from June 12, 2006 (inception) through May 31, 2013 but incurred a net loss in the amount of $816,652. This loss consisted primarily of general and administrative expenses.

Operating Activities

During the nine months ended May 31, 2013 we used cash in the amount of $39,789 for operating activities which included a net loss of $69,319 and accrued interest on notes payable of $1,633 and a decrease in accounts payable in the amount of $23,376.

Similarly, during the nine months ended May 31, 2012 we used cash in the amount of $25,406 for operating activities. Cash used in operating activities included a net loss of $31,507, accrued interest on notes payable of $5,133 and a decrease in accounts payable of $968.

During the period from June 12, 2006 (inception) to May 31, 2013, we used $262,012 of cash for operating activities.  This includes an accumulative net loss of $816,652, a net loss on settlement of debt of $429,751, accrued interest on notes payable of $10,692, issuance of common stock of $25,750, and an increase in accounts payable of $80,783.

Investing Activities

There were no investing activities for the nine months ended May 31, 2013 and 2012.  For the period from June 12, 2006 (inception) to May 31, 2013, cash used in investing activities totaled $432,894 and included cash advances to third parties in the form of notes receivable which were written off as bad debt expense during the years ended August 31, 2010 and 2011.

Financing Activities

During the nine months ended May 31, 2013, we received proceeds from notes payable in the amount of $0 and proceeds from the issuance of common stock in the amount of $35,000 for total cash provided by financing activities of $35,000.

Similarly, during the nine months ended May 31, 2012, we received proceeds from notes payable in the amount of $25,000 for total cash provided by financing activities of $25,000.

From June 12, 2006 (inception) to May 31, 2013, the Company received proceeds from notes payable in the amount of $618,414, repaid $21,355 to the note holders, and received proceeds from issuance of common stock of $109,000 for total cash provided by financing activities of $706,059; $583,093 of the proceeds from notes payable was converted to common stock and stockholders waived $9,059 in accrued interest as of May 31, 2013.

Liquidity and Financial Condition

As of May 31, 2013 we had cash of $11,153, current liabilities of $33,721 and a working capital deficit of $22,568.  During the nine months ended May 31, 2013, the Company had a net loss of $69,319 and used net cash of $39,789 for operating activities.

To date, we have relied on investor capital to fund our operations having raised $109,000 from the issuance of common stock since inception and $677,414 from investors through debt, $21,355 of which was repaid and $583,093 of which was converted to common stock leaving a balance due of $13,966 in notes payable due to a related party and $59,000 of convertible note payable as of May 31, 2013.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 2013, we had total current assets of $11,153 and a working capital deficit in the amount of $22,568. We incurred a net loss of $69,319 during the nine months ended May 31, 2013 and an accumulated net loss of $816,652 since inception.  We have not earned any revenues since inception and its cash resources are insufficient to meet its planned business objectives.

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

None.

Item 1A  Risk Factors

N/A

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

Sara Creek Gold Corp.

Date: July 15, 2013	/s/ Kristian Andresen
Kristian Andresen President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Accounting and Financial Officer)