Form 10-K
period 2013-08-31
SARA CREEK GOLD CORP.
filed 2013-11-29
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

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

Securities registered pursuant to Section 12(b) of the Securities Act: None

Securities registered pursuant to Section 12(g) of the Securities Act:
Common Stock, $0.001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

As of February 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,452,297, based on the closing sales price of the registrant’s common stock as reported on the OTCQB market on such date.  This calculation does not reflect a determination that persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  25,961,983 shares of common stock as of November 12, 2013.

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

Throughout this annual report references to “we”, “our”, “us”, “Sara Creek”, “the Company”, and similar terms refer to Sara Creek Gold Corp.

SARA CREEK GOLD CORP.
FOR THE FISCAL YEAR ENDED
AUGUST 31, 2013

PART I

Item 1	Business

Organizational History

Sara Creek Gold Corp. (“we”, “our”, “us”, “Sara Creek” or “the Company”) was incorporated under the laws of the State of Nevada on June 12, 2006, under the name of Uventus Technologies Corp.  On September 23, 2009, we merged with our wholly owned subsidiary and changed our name to Sara Creek Gold Corp.

Overview

We are in the oil and gas exploitation business and our goal is to acquire and develop mature leases, interests and other rights to oil and gas producing properties with proven undeveloped potential.

Fiscal Year ended August 31, 2013

On July 18, 2013, we acquired the rights to a 2.5% working interest in the DF#15 well in the Sawtelle Field (the “Well”) effective as of June 30, 2013. The Well produces oil and is currently drilled pursuant to an oil and gas lease held by a third party, Breitburn Energy Company LLP.

The Sawtelle Field is located in west Los Angeles and was discovered in August 1965. The field is one of a series of oil accumulations in the "urban trend" at the extreme north end of the Los Angeles basin. Two separate hydrocarbon traps occur in the field, and both result from the Santa Monica fault.  Reservoir engineering studies indicate primary depletion will permit the recovery of 18.8 % of original oil in place.

Recent Business Developments Subsequent to August 31, 2013

ACQUISITION OF SCNRG

On October 25, 2013, we acquired SCNRG, LLC, a California limited liability company (“SCNRG”) in exchange for 14 million shares of our Common Stock.  As a result of the acquisition, SCNRG has become a wholly-owned subsidiary of us.

SCNRG owns a two-thirds interest in an oil producing property known as the DEEP Lease. SCNRG holds an option to purchase the remaining one-third interest in the DEEP Lease prior to December 31, 2013 for an aggregate price of $325,000.

The DEEP Lease consists of 40 acres of land including both surface and mineral rights located within the Midway-Sunset oil field.  Midway-Sunset is a very large oil field in Kern County, San Joaquin Valley, California. Discovered in 1894, and having a cumulative production of close to 3 billion barrels of oil through the end of 2006, it is the largest oil field in California and the third largest in the United States.  Wells drilled in the Midway-Sunset oil field produce primarily 13° to 15° API gravity oil from numerous productive semi-consolidated Miocene sands, ranging in depth from 1,400’ to approximately 3,500’. The productive intervals in the DEEP Lease are the Monarch sand at about 1,600’, and the Top Oil sand at about 1,450’. Both sands are characterized with above-average permeability (.5 Darcy to 2 Darcies) and porosity (25% to 35%), and low water saturation (under 35%). The net Top Oil thickness averages about 35’, and the Monarch thickness averages about 80’.

Oil production on the DEEP Lease is subject to a 20.9% overriding royalty interest, and SCNRG bears its 66.67% share of this amount.  In addition, there is a terminating Net Profits Interest (“NPI”) on the DEEP Lease.  The NPI calls for 40% of the net cash flow to be paid each month to the owner of the NPI, with a minimum monthly payment of $2,978 (SCNRG’s share is 66.67%), until a specific total has been paid.  The discounted present value of the NPI is shown as a liability on SCNRG’s financial statements in the amount of approximately $125,000 at August 31, 2013.

Net oil sales to our account (after royalties) from the current three producing wells averaged 2.2 barrels per day for the twelve months ended August 31, 2013, and realized $95 per barrel before royalties to produce net revenues of $81,000 after royalties.   The property has development potential both from the existing wellbores, together with twelve additional well locations.

HAWKER OPTION

On October 15, 2013, we entered into an option agreement (the “Agreement”) with Darren Katic and Charles Moore (collectively the “Sellers”) whereby we obtained the option (“Option”) to acquire all of the membership interests in Hawker Energy, LLC, a California limited liability company (“Hawker”). On November 20, 2013, we amended and restated the Agreement with Sellers to (a) extend the term of the option, (b) revise the option consideration payable upon consummation of certain transactions described in the Agreement and (c) provide for additional option consideration in the event of the consummation of certain transactions not previously contemplated by the parties.

Hawker is a California-based independent development-stage oil company focused on identifying and evaluating low-risk developmental opportunities in proven oil reserves in existing oil fields.  Hawker is owned and managed by Darren Katic and Charles Moore who have, over the past two years, assembled an inventory of potential development opportunities.  Hawker, through its wholly-owned subsidiary Punta Gorda Resources, LLC, claims developmental rights of certain mineral rights of coastal lease PRC 145.1 just offshore Ventura County in the Rincon Field and ownership rights to an associated on-shore drilling and production site.  This lease is subject to 24.5% in overriding royalties, primarily to the State of California.  A single active well on PRC 145.1 has historically produced between 5 and 15 barrels of oil per day (gross production before royalties).  This lease has ten other non-active wells, one or more of which may be recompleted or re-drilled.  All rights claimed by Hawker to PRC 145.1 are being challenged in court by the lease’s operator of record -- Case No. 56-2013-00440672-CU-BC-VTA pending in Ventura County Superior Court.

Pursuant to the Agreement, as amended, the Option is exercisable until March 15, 2014 for a purchase price of 3,000,000 shares of our Common Stock, subject to increase as provided below. The Option to acquire Hawker, if exercised, is subject to the completion of certain closing conditions set forth in the Agreement.

Subject to the consummation of the acquisition of Hawker, Sellers may be entitled to additional shares of our Common Stock upon the following terms:

(a)           2,000,000 shares of our Common Stock shall be issued upon our or Hawker’s acquisition of California Oil Independents (or certain oil and gas interests held by it located in the Monroe Swell Field, Monterey, California);
(b)           2,000,000 shares of our Common Stock shall be issued upon our or Hawker’s acquisition of a participation in South Coast Oil – Huntington Beach (or the oil and gas interests held by it);
(c)           5,000,000 shares of our Common Stock shall be issued upon our or Hawker’s acquisition of the Midway-Sunset Lease oil and gas interests held by Christian Hall (or affiliates);
(d)           10,000,000 shares of our Common Stock shall be issued upon our or Hawker’s acquisition TEG Oil & Gas, Inc. (or certain oil and gas interests held by it located in the Tapia Field, Los Angeles County, California);
(e)           7,000,000 shares of our Common Stock shall be issued upon the conveyance to us or Hawker of certain assets and rights regarding PRC 145.1 Lease held by Rincon Island Limited Partnership or settlement in lieu of such conveyance; and
(f)            7,000,000 shares of our Common Stock shall be issued upon the conveyance to us or Hawker of certain mineral rights regarding PRC 427 Lease held by ExxonMobil.

Employees

As of November 12, 2013, we had two officers responsible for overseeing all of our operations, neither of which receive compensation or are employees at the present time.  We utilize outside contractors to assist in fulfilling certain necessary functions.

Industry Regulation

Our oil and gas operations are subject to various national, state, and local laws and regulations in the jurisdictions in which we operate. These laws and regulations may be changed in response to economic or political conditions. Matters subject to current governmental regulation or pending legislative or regulatory changes include bonding or other financial responsibility requirements to cover drilling contingencies and well plugging and abandonment costs, reports concerning our operations, the spacing of wells, unitization and pooling of properties, taxation, and the use of derivative hedging instruments. Our operations are also subject to permit requirements for the drilling of wells and regulations relating to the location of wells, the method of drilling and the casing of wells, surface use and restoration of properties on which wells are located, and the plugging and abandonment of wells. Failure to comply with the laws and regulations in effect from time to time may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that could delay, limit, or prohibit certain of our operations. At various times, regulatory agencies have imposed price controls and limitations on oil and gas production. In order to conserve supplies of oil and gas, these agencies may restrict the rates of flow of oil and gas wells below actual production capacity. Further, a significant spill from one of our facilities could have a material adverse effect on our results of operations, competitive position, or financial condition. The laws of the jurisdictions in which we operate regulate, among other things, the production, handling, storage, transportation, and disposal of oil and gas, by-products from oil and gas, and other substances and materials produced or used in connection with oil and gas operations. We cannot predict the ultimate cost of compliance with these requirements or their effect on our operations.

Environmental Regulations

We are subject to stringent national, state, and local laws and regulations in the jurisdictions where we operate relating to environmental protection, including the manner in which various substances such as wastes generated in connection with oil and gas exploration, production, and transportation operations are managed. Compliance with these laws and regulations can affect the location or size of wells and facilities, prohibit or limit the extent to which exploration and development may be allowed, and require proper closure of wells and restoration of properties when production ceases. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, or criminal penalties, imposition of remedial obligations, incurrence of additional compliance costs, and even injunctions that limit or prohibit exploration and production activities or that constrain the disposal of substances generated by oil field operations.

Item 1A	Risk Factors

Not required for a smaller reporting company.

Item 1B	Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2	Properties

Headquarters

As of August 31, 2013, our principal executive and administrative offices were located at 7582 Las Vegas Boulevard #247, Las Vegas, Nevada 89123. We do not have a lease agreement for the space, pay no rent, and our usage of the space could be terminated at any time.

Our plan is to move our headquarters in the near future to office space in Redondo Beach, CA, where SCNRG is located.

DEEP Lease

On October 25, 2013, we acquired SCNRG, which owns a two-thirds working interest in an oil producing property known as the DEEP Lease.

The following is information on the DEEP Lease as of August 31, 2013:

Reserves

We engaged an independent reserve engineering firm, Chapman Petroleum Engineering Ltd., to prepare a reserve estimate as of August 31, 2013.  This was the first time such a reserve estimate had been prepared for SCNRG.  The lead technical person at Chapman primarily responsible for the preparation of the reserve estimates is a Registered Engineer in the Province of Alberta, Canada, is a member of the Association of Professional Engineers and Geoscientists of Alberta, and has in excess of 20 years in the conduct of evaluation and engineering studies relating to oil and gas fields in Canada and around the world.

The following table summarizes SCNRG’s share of the estimated quantities of proved reserves as of August 31, 2013 for the DEEP Lease based on $95.07 per barrel of oil, which represents the unweighted arithmetic average of the first-day-of-the month oil prices (being Plains Marketing LP Kern River Area posting, less contracted differential and average gravity adjustment realized by SCNRG) during the twelve-month period prior to August 31, 2013.

Summary of Estimated Proved Oil Reserves
as of August 31, 2013

Proved Reserves Category	Net STB (1)(2)	PV10 (before tax)
Proved, Developed Producing	1,900	$57,000
Proved, Undeveloped	176,600	3,227,000
Total Proved	178,500	$3,284,000

(1)	STB = one stock-tank barrel.
(2)
Net STB is based upon SCNRG’s net revenue interest.  Net reserve or other net information is based on our 52.72 percent net working interest as of August 31, 2013, being SCNRG’s 66.67% working interest less 20.92% overriding royalties.  See also “Net Profits Interest” below.

The total PV10 (present value) of our proved reserves as of August 31, 2013 was approximately $3.3 million. "PV10" means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property related expenses or the Net Profits Interest, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the U.S. Securities and Exchange Commission (“SEC”). PV10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted future net cash flows, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues.

Uncertainties are inherent in estimating quantities of proved reserves, including many factors beyond our control. Reserve engineering is a subjective process of estimating subsurface accumulations of oil that cannot be measured in an exact manner, and the accuracy of any reserves estimate is a function of the quality of available data and its interpretation. As a result, estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing, and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices or development and production expenses, may require revision of such estimates. Accordingly, oil quantities ultimately recovered will vary from reserves estimates.

Neither we nor SCNRG filed any estimates of total proved net oil reserves with, or include such information in reports to any federal authority or agency during the twelve months ended August 31, 2013.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth SCNRG’s net oil production (net of all overriding royalties for the twelve months ended August 31, 2013 and 2012, the average sales prices, average production costs and direct lifting costs per unit of production.

	Twelve Months Ended August 31, 2013	Twelve Months Ended August 31, 2012

Net production - oil (barrels)	796	827

Average sales price per barrel of oil	$94.57	$99.48

Average production cost (1) per barrel of oil	$94.27	$73.32

Average lifting costs (2) per barrel of oil	$72.55	$51.59

(1) Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes.

(2) Direct lifting costs do not include depreciation, depletion and amortization.

Active Wells, Acreage, Drilling Activity, Present Activity and Delivery Commitments

At August 31, 2013, there were three gross wells (2.0 net wells) that were actively producing oil and one gross well (0.7 net well) injecting water in which SCNRG owned an interest as of August 31, 2013.

At August 31, 2013, SCNRG’s acreage was as follows:

Project Name	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Total	7.5	5.0	32.5	21.7	40.0	26.7

Gross wells or acres are the total numbers of wells or acres in which SCNRG owns a working interest.  Net wells or acres represent gross wells or acres multiplied by SCNRG’s 66.67% working interest.

There were no wells drilled in the twelve months ended August 31, 2013 and 2012.

Currently, there is no activity other than production from existing wellbores.

There are no commitments to provide a fixed and determinable quantity of oil in the near future under existing contracts or agreements.  There is however a net profits interest in the property as described below.

Net Profits Interest

There is a terminating Net Profits Interest (“NPI”) on the DEEP Lease.  The NPI calls for 40% of the net cash flow to be paid each month to the owner of the NPI, with a minimum monthly payment of $2,978 (SCNRG’s share is 66.67%), until a specific total has been paid.  The discounted present value of the NPI is shown as a liability on SCNRG’s financial statements in the amount of approximately $125,000 at August 31, 2013.   This payment is not accounted for as a revenue reduction, nor an operating expense or reserve deduction, rather the NPI is accounted for as debt.

Item 3	Legal Proceedings

None.

Item 4	Mine Safety Disclosures

Not applicable.

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed to trade in the over-the-counter securities market through the OTC Markets Group (“OTCQB”), under the symbol “SCGC”.

The following table sets forth the quarterly high and low bid prices for our Common Stock during the last two fiscal years, as reported by the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	Bid Prices ($)
2013 Fiscal Year	High	Low

November 30, 2012	0.15	0.12
February 28, 2013	0.10	0.08
May 31, 2013	0.10	0.08
August 31, 2013	0.20	0.09

2012 Fiscal Year

November 30, 2011	0.15	0.08
February 22, 2012	0.10	0.10
May 31, 2012	0.10	0.10
August 31, 2012	0.10	0.10

On November 19, 2013, the closing price for our Common Stock on the OTCQB was $0.16 per share.

Holders

As of November 19, 2013, we had 75 holders of our Common Stock.

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

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities

None.

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

Overview

We are in the oil and gas exploitation business and our goal is to acquire and develop mature leases, interests and other rights to oil and gas producing properties with proven undeveloped potential.

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

For the years ended August 31, 2013 and 2012:

We did not generate any revenue during the period from June 12, 2006 (inception) to August 31, 2012.  During this development stage, we were primarily focused on corporate organization, becoming an SEC reporting company and the development of our business plan.

On July 18, 2013, we acquired the rights to a 2.5% working interest in the DF#15 well in the Sawtelle Field (the “Well”) effective as of June 30, 2013. The Well produces oil and is currently drilled pursuant to the oil and gas lease held by a third party, Breitburn Energy Company LLP.  During the year ended August 31, 2013, we generated revenue of $3,932 derived from our 2.5% working interest in the Well.

Our net loss for the year ended August 31, 2013 was $129,969 as compared to a net loss of $64,360 for the year ended August 31, 2012.  Our total cash expenses for the 2013 period consisted of $79,305 in general and administrative expenses and $2,380 in direct oil and gas operating costs as compared to $59,227 in general and administrative expenses and $0 oil and gas operating cost in the comparable period of 2012.  The largest components of general and administrative expense for the 2013 period were legal and professional fees $61,090, transfer agent fees $12,070 and travel expense $3,790. Other income and expense consisted of a gain on foreign currency in the amount of $518, gain on settlement of debt in the amount of $8,755 and interest expense of $61,489. During the comparable period of 2012, other income and expense was limited to $5,133 of interest expense. The overall increase in other income expense is primarily attributable to interest related to the amortization of discounts originating from accounts payable liabilities re-negotiated as convertible debentures in previous quarters of the current fiscal year.

We incurred a net loss in the amount of $877,302 from our inception on June 12, 2006 until August 31, 2013. This loss consisted of primarily general and administrative expenses in the amount of $817,579 and interest expense of $70,548.  General and administrative expense during this period included notes and accrued interest receivable of $432,894 which was written off as bad debt expense.

Operating Activities

During the year ended August 31, 2013, we decreased our cash position by $7,863.  During this period we used cash in the amount of $42,863 for operating activities which included a net loss of $129,969, gain on settlement of debt of $8,755, gain on foreign currency translation of $518, amortization of beneficial conversion feature in the amount of $59,000 from a convertible note, an increase in accounts receivable of $1,552 and a decrease in accounts payable and accrued liabilities of $38,931.

During the year ended August 31, 2012, we increased our cash position by $14,484.  During this period we used cash in the amount of $25,516 for operating activities, which included a net loss of $64,360, accrued interest on notes payable of $5,133, Common Stock issued for services in the amount of $25,750, and an increase in accounts payable and accrued liabilities of $7,961.

During the period from June 12, 2006 (inception) to August 31, 2013, we used $265,086 of cash for operating activities.  This includes an accumulative net loss of $877,302, net loss on settlement of debt $424,139, amortization of beneficial conversion feature of $59,000, accrued interest on notes payable of $9,059, Common Stock issued for services in the amount of $25,750, and an increase in accounts payable and accrued liabilities of $96,338.

Investing Activities

There were no investing activities for the years ended August 31, 2013 and 2012.

For the period from June 12, 2006 (inception) to August 31, 2013, cash used in investing activities totaled $432,894 and included cash advances to third parties in the form of notes receivable which were written off as bad debt expense during the years ended August 31, 2010 and 2011.

Financing Activities

During the years ended August 31, 2013 and 2012, we received proceeds from notes payable in the amounts of $0 and $25,000 and cash from the issuance of Common Stock of $35,000 and $15,000 for total cash provided by financing activities of $35,000 and $40,000, respectively.  Non-cash financing activities included $59,000 and $80,000 in notes payable that were converted to Common Stock and $0 and $9,059 in accrued interest waived by stockholders as of August 31, 2013 and 2012, respectively.  Additionally, during the year ended August 31, 2013, we issued stock in exchange for oil and gas properties totaling $31,500 and there were notes payable due to related parties that were waived in the amount of $13,966.

From June 12, 2006 (inception) to August 31, 2013, we received proceeds from notes payable in the amount of $618,414, repaid $21,355 to the note holders, and received proceeds from issuance of Common Stock of $109,000 for total cash provided by financing activities of $706,059.  During the period from June 12, 2006 (inception) to August 31, 2013, $642,093 of the proceeds from notes payable were converted to Common Stock and the noteholders waived $9,059 in accrued interest.

Liquidity and Financial Condition

As of August 31, 2013 we had cash of $8,079, current liabilities of $28,065 and a working capital deficit of $18,434.  During the year ended August 31, 2013, we had a loss of $129,969 and used net cash of $42,863 for operating activities.

To date, we have relied on investor capital to fund our operations having raised $109,000 from the issuance of Common Stock since inception and $618,414 from investors through debt, $21,355 of which was repaid and $642,093 of which was converted to Common Stock leaving a balance due of $0 as of August 31, 2013.

We are in the development stage of our business and have not generated any significant revenues from operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the implementation of our plan of operations, production and commodity price declines and possible cost overruns due to price and cost increases.

We presently do not have any available credit, financing or other external sources of liquidity.  In order to obtain future capital, we may need to sell additional shares of Common Stock or borrow funds from private lenders.  We have no assurance that future financings will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Equity financing could result in additional dilution to existing stockholders and any downturn in the U.S. stock and debt markets is likely to make it more difficult to obtain financing through the issuance of equity or debt securities.  As a result, there can be no assurance that we will be successful in obtaining additional funding.

Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Business Plan and Funding Needs

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in the development stage of our business and have generated minimal revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the implementation of our plan of operations, production and commodity price declines and possible cost overruns due to price and cost increases in services.

We have no assurance that future financings will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing stockholders.

For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of August 31, 2013, we had total current assets of $9,631 and a working capital deficit in the amount of $18,434. We incurred a net loss of $129,969 during the year ended August 31, 2013 and an accumulated net loss of $877,302 since inception.  We have not earned any significant revenues since inception and our cash resources are insufficient to meet our planned business objectives.

These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing or sale of our Common Stock as may be required and ultimately to attain profitability.

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

Recently Issued Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8	Financial Statements and Supplementary Data

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	August 31, 2013	August 31, 2012
ASSETS

Current assets
Cash	$8,079	$15,942
Accounts receivable	1,552	-
Total current assets	9,631	15,942

Other assets
Deposit	5,000	-
Oil and gas properties, proven	26,500	-
Total other assets	31,500	-

Total assets	$41,131	$15,942

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$13,065	$57,407
Accounts payable - related party	15,000	-
Notes payable - related party	-	13,966
Total current liabilities	28,065	71,373

Total liabilities	28,065	71,373

Stockholders' deficit
Common stock; $0.001 par value; 750,000,000
shares authorized, 11,961,985 and 9,281,985
shares issued and outstanding, respectively	11,962	9,282
Common stock payable	2,000	300
Additional paid in capital	876,406	682,320
Deficit accumulated during the development stage	(877,302)	(747,333)
Total stockholders' deficit	13,066	(55,431)

Total liabilities and stockholders' deficit	$41,131	$15,942

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From June 12, 2006
	For the Years Ended		(Inception) to
	August 31, 2013	August 31, 2012	August 31, 2013

Revenue
Oil and gas activities	$3,932	$-	$3,932

Operating expenses
Direct oil & gas costs	2,380	-	2,380
General and administrative	79,305	59,227	817,579
Total operating expenses	81,685	59,227	819,959

Loss from operations	(77,753)	(59,227)	(816,027)

Other expense
Gain on foreign currency translation	518	-	518
Gain on settlement of debt	8,755	-	8,755
Interest expense	(61,489)	(5,133)	(70,548)
Total other expense	(52,216)	(5,133)	(61,275)

Loss from operations before income taxes	(129,969)	(64,360)	(877,302)
Provision for income taxes	-	-	-
Net loss	$(129,969)	$(64,360)	$(877,302)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding -
basic and diluted	10,907,958	5,187,077

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' (DEFICIT)

					Stock			Total
	Common Stock		Common Stock Payable		Subscription	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Paid-in Capital	Deficit	Deficit
Balance, June 12, 2006 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Issuance of stock at $0.001 per share	1,000,000	1,000	-	-	(10,000)	9,000	-	-

Net loss	-	-	-	-	-	-	(1,230)	(1,230)

Balance, August 31, 2006	1,000,000	1,000	-	-	(10,000)	9,000	(1,230)	(1,230)

Receipt of stock subscription receivable	-	-	-	-	10,000	-	-	10,000

Net loss	-	-	-	-	-	-	(5,855)	(5,855)

Balance, August 31, 2007	1,000,000	1,000	-	-	-	9,000	(7,085)	2,915

Issuance of common stock in exchange
for cash at $0.10 per share	490,000	490	-	-	-	48,510	-	49,000

Net loss	-	-	-	-	-	-	(58,567)	(58,567)

Balance, August 31, 2008	1,490,000	1,490	-	-	-	57,510	(65,652)	(6,652)

Net loss	-	-	-	-	-	-	(30,806)	(30,806)

Balance, August 31, 2009	1,490,000	1,490	-	-	-	57,510	(96,458)	(37,458)

Net loss	-	-	-	-	-	-	(513,721)	(513,721)

Balance, August 31, 2010	1,490,000	1,490	-	-	-	57,510	(610,179)	(551,179)

Issuance of common stock in exchange
for debt at $0.30 per share	1,676,977	1,677	-	-	-	501,416	-	503,093

Net loss	-	-	-	-	-	-	(72,794)	(72,794)

Balance, August 31, 2011	3,166,977	3,167	-	-	-	558,926	(682,973)	(120,880)

Adjustment for rounding differences	8	-	-	-	-	-	-	-

Issuance of common stock in exchange
for debt at $0.01 per share	5,000,000	5,000	-	-	-	45,000	-	50,000

Issuance of common stock in exchange
for debt at $0.05 per share	600,000	600	-	-	-	29,400	-	30,000

Accrued interest waived by stockholders	-	-	-	-	-	9,059	-	9,059

Issuance of common stock in exchange
for services rendered at $0.05 per share	515,000	515	-	-	-	25,235	-	25,750

Issuance of common stock in exchange
for cash at $0.05 per share	-	-	300,000	300	-	14,700	-	15,000

Net loss	-	-	-	-	-	-	(64,360)	(64,360)

Balance, August 31, 2012	9,281,985	9,282	300,000	300	-	682,320	(747,333)	(55,431)

Issuance of common stock in exchange
for cash at $0.05 per share	1,000,000	1,000	(300,000)	(300)	-	34,300	-	35,000

Beneficial conversion feature	-	-	-	-	-	59,000	-	59,000

Issuance of common stock in exchange
for oil & gas properties at $0.013 per share	500,000	500	2,000,000	2,000	-	29,000	-	31,500

Issuance of common stock in exchange
for conversion of debt at $0.05 per share	1,180,000	1,180	-	-	-	57,820	-	59,000

Notes payable - related party waived by
stockholders	-	-	-	-	-	13,966	-	13,966

Net loss	-	-	-	-	-	-	(129,969)	(129,969)

Balance, August 31, 2013	11,961,985	$11,962	2,000,000	$2,000	$-	$876,406	$(877,302)	$13,066

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From June 12, 2006
	For the Years Ended		(Inception) to
	August 31, 2013	August 31, 2012	August 31, 2013

Cash flows from operating activities:
Net loss	$(129,969)	$(64,360)	$(877,302)
Adjustments to reconcile net loss to net
cash used in operating activities:
(Gain) loss on settlement of debt	(8,755)	-	424,139
Gain on foreign currency translation	(518)	-	(518)
Amortization of beneficial conversion feature	59,000	-	59,000
Accrued interest on notes payable	-	5,133	9,059
Issuance of common stock for services	-	25,750	25,750
Changes in operating assets and liabilities:
Accounts receivable	(1,552)	-	(1,552)
Accounts payable	23,931	7,961	81,338
Accounts payable - related party	15,000	-	15,000
Net cash used by operating activities	(42,863)	(25,516)	(265,086)

Cash flows from investing activities:
Notes receivable, net	-	-	(432,894)
Net cash used in investing activities	-	-	(432,894)

Cash flows from financing activities:
Proceeds from notes payable	-	25,000	618,414
Repayment of notes payable	-	-	(21,355)
Issuance of common stock for cash	35,000	15,000	109,000
Net cash provided by financing activities	35,000	40,000	706,059

Net change in cash	(7,863)	14,484	8,079

Cash, beginning of period	15,942	1,458	-

Cash, end of period	$8,079	$15,942	$8,079
			-
Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Supplemental disclosure of non-cash financing activities
Stock issued in exchange for debt	$59,000	$80,000	$642,093
Stock issued in exchange for oil & gas properties	$31,500	$-	$31,500
Notes payable - related party waived by stockholders	$13,966	$-	$13,966
Accrued interest waived by stockholders	$-	$9,059	$9,059

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2013 AND 2012

1.	DESCRIPTION OF BUSINESS

Sara Creek Gold Corp. (“the Company”) was incorporated under the laws of the State of Nevada on June 12, 2006, under the name of Uventus Technologies Corp.  On September 23, 2009, the Company merged with its wholly owned subsidiary and changed its name to Sara Creek Gold Corp. to better reflect its then business plan which is the acquisition, exploration, and development of gold and other mineral resource properties. In mid-2013, the Company shifted its focus to oil and gas acquisition and development.

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

The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of August 31, 2013 and 2012 no amounts were in excess of the federally insured program, respectively.

Revenue Recognition Policy - The Company will recognize revenue once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the product or service has been rendered; the fee is fixed and determinable based on the completion of stated terms and conditions; and collection of the amount due is reasonably assured.  The Company did not realize any revenues from June 12, 2006 (inception) through August 31, 2012.  During the year ended August 31, 2013, the Company recognized $3,932 in revenue from oil & gas properties.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2013 AND 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Exploration and Development Costs - In general, exploration costs are expensed as incurred. When the Company has determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. During the years ended August 31, 2013 and 2012 the Company recorded exploration costs of $0 and $0, respectively.

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

Fair Value of Financial Instruments - The Company discloses, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of August 31, 2013 and 2012 the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments, respectively.

Dividends - The payment of dividends by the Company in the future will be at the discretion of the Board of Directors and will depend on our earnings, capital requirements and financial condition, as well as other relevant factors.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2013 AND 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of August 31, 2013 and 2012, respectively.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of August 31, 2013, the Company had total current assets of $9,631 and a working capital deficit in the amount of $18,434. The Company incurred a net loss of $129,969 during the year ended August 31, 2013 and an accumulated net loss of $877,302 since inception.  The Company has not earned any significant revenues since inception and its cash resources are insufficient to meet its planned business objectives.

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

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2013 AND 2012

4.	OIL AND GAS PROPERTIES

On July 18, 2013, the Company acquired a 2% working interest in a well located in California in exchange for 2,500,000 shares of common stock.  The Company issued 500,000 shares of common stock on July 30, 2013 and the remaining 2,000,000 shares of common stock will be issued in January 2014.  The Company valued the shares at $31,500 which includes a $5,000 deposit with owner of the well to cover the Company’s share of operating expenses.  The fair value was determined by the present value of estimated future cash flows from the well.

5.	NOTES PAYABLE

In 2006, the Company received various advances from a shareholder totaling $13,966 for operating expenses. The advances do not bear interest and are payable on demand. During the year ended May 31, 2013, the Company recorded the entire balance to additional paid in capital since the legal statute of limitations were reached an no communication was received from the shareholder.  As of August 31, 2013 and 2012, the balance outstanding remains at $0 and $13,966, respectively.

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

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2013 AND 2012

5.	NOTES PAYABLE (CONTINUED)

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

On February 19, 2013, the Company issued a Convertible Note Purchase Agreement to Lindsey Capital Corp. in the amount of $59,000. Pursuant to the note agreement, Lindsey Capital Corp. purchased certain outstanding liabilities of the Company in exchange for the aforementioned note. The note is convertible into common stock at a price of $0.05 per share, accrues interest at an annual rate of 10% and matures on February 19, 2015. As a result of the benefit attributable to the conversion feature, the Company recorded a discount on the note in the amount of $59,000 which will be amortized to interest expense over the two year term of the note.  As of August 31, 2013, the Company has recognized $59,000 in connection with the discount.

During the year ended August 31, 2013, Lindsey Capital Corp. elected to convert the entire principal amount into 1,180,000 shares of common stock of the Company and forgave the accrued interest payable of $2,489.

6.	INCOME TAX

The Company had net operating loss carry forwards for income tax reporting purposes of $876,677 and $746,708 as of August 31, 2013 and 2012, respectively.  These carry forwards may be used to offset against future taxable income and begin to expire in the year 2026.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carry forwards, as the Company believes there is high probability that the carry forwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2013 AND 2012

6.	INCOME TAX (CONTINUED)

Significant components of the Company’s deferred tax liabilities and assets as of August 31, 2013 and 2012 are as follows:

	August 31, 2013	August 31, 2012
Deferred tax asset:
Net operating loss	$877,302	$747,333
Less: non-deductable expenses	(625)	(625)
	876,677	746,708
Income tax rate	35%	35%
	306,837	261,348
Less valuation allowance	(306,837)	(261,348)
Deferred tax asset	$-	$-

Through August 31, 2013, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.

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

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2013 AND 2012

7.	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

Year ended August 31, 2013

The Company issued 700,000 shares of its par value common stock in exchange for cash at $0.05 per share for gross proceeds in the amount of $35,000.  In addition, the Company issued 300,000 shares which had been recorded to common stock payable as of August 31, 2012.

The Company recorded $59,000 related to the debt discount on the convertible notes payable with Lindsey Capital Corp.

The Company issued 500,000 shares of its par value common stock in exchange for oil and gas properties at $0.013 per share for total value in the amount of $31,500.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2013 AND 2012

7.	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Year ended August 31, 2013(Continued)

The Company issued 1,180,000 shares of its par value common stock in exchange for conversion of debt at $0.05 per share for total principal amount of $59,000.

The Company recorded $13,966 to additional paid in capital related to the settlement of debt with a related party.

8.	LEGAL PROCEEDINGS

On November 10, 2011, a claim in the amount of $14,452 was filed against the Company for past due legal services rendered. Management of the Company believes that the claim is without merit and intends to contest the claim vigorously.

9.	SUBSEQUENT EVENTS

On September 18, 2013, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) with SCNRG LLC, a California limited liability company (“SCNRG”) and its members Darren Katic, an individual, Manhattan Holdings, LLC, a Delaware limited liability company, and Gerald Tywoniuk, an individual, pursuant to which the Company agreed to acquire all of the issued and outstanding membership interests of SCNRG. SCNRG shall become a subsidiary of the Company after closing of the acquisition. SCNRG owns a two-thirds interest in an oil producing property known as the DEEP Lease.

The Agreement provides that the Company shall issue an aggregate consideration of 14,000,000 shares of Company common stock to the members of SCNRG. The consummation of the acquisition is subject to the completion of certain closing conditions set forth in the Agreement and is expected to close during the first quarter of fiscal year ended August 31, 2014.

On October 15, 2013, the Company entered into an Option Agreement (the “Agreement”) with Darren Katic and Charles Moore (collectively the “Sellers”) whereby the Company obtained the option (“Option”) to acquire all of the membership interests in Hawker Energy, LLC, a California limited liability company (“Hawker”) from the Sellers.

The Option is exercisable until December 1, 2013 (unless extended according to specific terms set forth in the Agreement) for a purchase price of 3,000,000 shares of Company common stock, subject to increase as provided below. The consummation of the acquisition of Hawker is subject to the completion of certain closing conditions set forth in the Agreement.

SARA CREEK GOLD CORP.
(A EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2013 AND 2012

9.	SUBSEQUENT EVENTS (CONTINUED)

Subject to the consummation of the acquisition of Hawker, Sellers may be entitled to additional shares of the Company’s common stock upon the following terms:

(a)         2,000,000 shares of Company common stock shall be issued to Sellers upon the Company’s or Hawker’s acquisition of California Oil Independents (or certain the oil and gas interests held by it located in the Monroe Swell Field, Monterey, California);
(b)         2,000,000 shares of Company common stock shall be issued to Sellers upon the Company’s or Hawker’s acquisition of a participation in South Coast Oil – Huntington Beach (or the oil and gas interests held by it);
(c)         5,000,000 shares of Company common stock shall be issued to Sellers upon the Company’s or Hawker’s acquisition of the Midway-Sunset Lease oil and gas interests held by Christian Hall (or affiliates); and
(d)         7,000,000 shares of Company common stock shall be issued to Sellers upon the conveyance to the Company or Hawker of certain assets and rights regarding PRC 145.1 Lease held by Rincon Island Limited Partnership or settlement in lieu of such conveyance.

On November 20, 2013, the Company and the Sellers agreed to amend certain terms of the agreement.  The term of the option has been extended to March 15, 2014.  Additionally, the Company increased the amount of shares as follows:
(a)	10,000,000 shares of Company common stock shall be issued to Sellers upon the consummation of the acquisition of the TEG Oil & Gas, Inc. (or certain oil and gas interests held by it)
(b)	7,000,000 shares of Company common stock shall be issued to Seller upon the consummation of the conveyance of certain mineral rights regarding PRC 427 Lease held by ExxonMobil.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive and Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of August 31, 2013.

Management identified the following material weaknesses:

1.	Lack of an audit committee of our Board of Directors.
2.	Inadequate number of accounting and finance personnel or consultants sufficiently trained to address some of the complex accounting and financial reporting matters that arise from time-to-time.
3.	Lack of control procedures and documentation thereof.
4.	Lack of segregation of duties.

We are in the process of developing a remediation plan for the foregoing material weaknesses.

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

As of August 31, 2013, our Chief Executive Officer assessed the effectiveness of our internal control over financial reporting. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, our management concluded that, as of August 31, 2013, our internal control over financial reporting was not effective as discussed above.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of the year ended August 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

On November 20, 2013, we entered into an Amended and Restated Option Agreement (“Amended Option”) with Darren Katic and Charles Moore (collectively the “Sellers”) whereby we amended the terms of the previously disclosed Option Agreement dated October 15, 2013 (“Original Option”) between the parties.  The Original Option set forth the terms and conditions for the option to purchase Hawker LLC and potential follow-on related transactions.  The Amended Option: (a) extends the term of the Original Option, (b) revises the option consideration payable upon consummation of certain transactions described in the Original Option, and (c) provides for additional option consideration in the event of the consummation of certain transactions not previously contemplated by the parties. A copy of the Amended Option is attached hereto as Exhibit 10.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

As of November 19, 2013, below is the name and certain information regarding our executive officers and directors.

Name	Age	Position

Darren Katic	40	Chief Executive Officer, Chief Financial Officer, President and Director

Kristian Andresen	41	Secretary and Director

The biography of our officers and directors are listed below and contains information regarding the person’s service as a director, business experience, public company director positions currently held or held at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Board to determine that the person should serve as a director in light of our business and structure.

Darren Katic.  Mr. Katic has been our Chief Executive Officer, Chief Financial Officer, President and Director from October 25, 2013. Mr. Katic has spent his career as an oil professional focusing on finance and business development.  Since 2009, Mr. Katic has built two development-stage private oil companies in California, SCNRG and Hawker, and serves as managing member for both.  From 2005 to 2009, Mr. Katic served as President and a director of the oil and gas exploration and development company Pacific Energy Resources Ltd. (formerly TSX: PFE).  In 1999, Mr. Katic founded PetroCal Incorporated, an independent oil and gas company based in Southern California, where he served as the company’s President until its 2005 merger into Pacific Energy Resources Ltd.  From 1997 to 1999, Mr. Katic was employed by Nations Energy Group, where he worked in Kazakhstan for 18 months on the completion of the company’s privatization of a state-owned oil company.  Mr. Katic graduated from the University of Southern California in 1996 with a Bachelor of Science in Accounting.

Kristian Andresen.  Mr. Andresen has been our Secretary and Director since July 18, 2011.  From that date to October 25, 2013, Mr. Andresen was our CEO, CFO and President. Prior to joining us, Mr. Andresen was an officer and director of Respect Your Universe, Inc. from 2008 to 2012. Mr. Andresen currently serves as officer and director of Sanborn Resources Ltd, an SEC reporting company.

Board of Director Committees

Currently our Board of Directors does not have an audit, compensation or nomination committee due to our small size.  Our Board as a whole fulfills these functions.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until the next annual meeting or until removed by the board.

Director Qualifications

The Board has considered the qualifications of our two directors and determined that they are qualified to serve due to the following.

Mr. Katic: experience as an executive in the oil and gas industry and as an executive and director of a publicly traded company.
Mr. Andresen: experience as an executive and director of publicly traded companies and in corporate governance compliance.

Involvement in Certain Legal Proceedings

Mr. Katic was an executive officer and director of Pacific Energy Resources, Ltd. at the time that it filed for bankruptcy in March 2009 pursuant to Chapter 11 of the United States Bankruptcy Code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such officers, directors, and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

We believe that Kristian Andresen, our sole officer and director as of August 31, 2013, did not comply with his Section 16(a) filing obligations during the year ended August 31, 2013, as he has not filed a Form 3 to report initial equity ownership.

Item 11	Executive Compensation

We did not pay our officers or executives any compensation for the fiscal years ended August 31, 2013 and 2012.

Equity Compensation Plans

None.

Employment Agreements

None.

Director Compensation

None.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of November 19, 2013 based on 25,961,983 shares of Common Stock issued and outstanding.

•	By each person who is known by us to beneficially own more than 5% of our Common Stock;
•	By each of our officers and directors; and
•	By all of our officers and directors as a group.

Name and address of beneficial owner	Amount of beneficial ownership (1)	Percent of class
Darren Katic 326 S. Pacific Coast Highway, Suite 102 Redondo Beach, CA 90277	6,000,000	23.1%
Manhattan Holdings, LLC 1800 Washington Blvd Suite 140 Baltimore, MD 21230	6,000,000	23.1%
Ryan Bateman c/o B&C Capital Ltd 19 Fort Street P.O. Box 822 Grand Cayman KY1-1103	2,500,000 (2)	8.9%
Gerald Tywoniuk 326 S. Pacific Coast Highway, Suite 102 Redondo Beach, CA 90277	2,000,000	7.7%
Kristian Andresen 10 Market St #328 Camana Bay, GC, Cayman Islands, KY1-9006	822,288 (3)	3.2%
All Officers and Directors (2 persons)	6,822,288 (3)	26.3%

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(2) Includes 2,000,000 shares issuable on January 1, 2014.

(3) Includes 222,228 shares of our Common Stock owned by Smed Capital Corp., an entity for which Mr. Andresen is the control person.

Other than the stockholders listed above, we know of no other person or entity that is the beneficial owner of more than five percent (5%) of our Common Stock.

Item 13	Certain Relationships and Related Transactions, and Director Independence

For the years ended August 31, 2012 and 2013, there were no related transactions.

Subsequent to August 31, 2013, as discussed above in Part I, Item 1 and Part II, Item 9B:

On October 15, 2013 we entered into an option agreement whereby we obtained the option to acquire all of the membership interests in Hawker. One of the parties in the transaction was our now director and officer Darren Katic in his capacity as part-owner of Hawker.  On November 20, 2013, the option was amended to (a) extend the term of the option, (b) revise the option consideration payable upon consummation of certain transactions described in the option agreement and (c) provide for additional option consideration in the event of the consummation of certain transactions not previously contemplated by the parties. One of the parties in the transaction was our director and officer Darren Katic as part-owner of Hawker.

Neither of our two directors is independent due to their respective positions as our executive officers.

Item 14	Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

Fiscal		Audit-Related
Year	Audit Fees	Fees	Tax Fees	All Other Fees
2012	$21,000	-	-	-
2013	$20,000	-	-	-

Pre-Approval Policies and Procedures

The board of directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our whole board and are subject to review by our whole board.

PART IV

Item 15	Exhibits, Financial Statement Schedules

Number	Exhibit
10.1	Amended and Restated Option Agreement dated November 20, 2013.
10.2	Option Agreement dated October 15, 2013.(1)
10.3	Agreement and Plan of Reorganization dated September 18, 2013.(2)
10.4	Assignment of Working Interest dated July 18, 2013.(3)
21	Subsidiaries
23	Consent of Chapman Petroleum Engineering Ltd.
31	Rule 13a-14(a) Certification of Chief Executive and Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated October 21, 2013.
(2)	Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated September 23, 2013.
(3)	Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated July 22, 2013.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sara Creek Gold Corp.

Date: November 27, 2013	/s/ Darren Katic
Darren Katic Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Darren Katic
Darren Katic
Chief Executive Officer, Chief Financial Officer, President and Director
(Principal Executive Officer, Principal Financial and Accounting Officer)
November 27, 2013

/s/ Kristian Andresen
Kristian Andresen
Director
November 27, 2013