Form 10-Q
period 2013-11-30
SARA CREEK GOLD CORP.
filed 2014-01-13
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-52892

Sara Creek Gold Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0511130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

326 S. Pacific Coast Highway, Suite 102 Redondo Beach CA	90277
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 316-3623

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
32,561,983 shares of common stock as of January 13, 2014.

SARA CREEK GOLD CORP.
FOR THE FISCAL QUARTER ENDED
November 30, 2013

PART I

Item 1	Financial Statements

SARA CREEK GOLD CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2013	August 31, 2013
ASSETS

Current assets:
Cash	$18,793	$8,298
Accounts receivable	21,780	18,755
Inventory	3,637	7,064
Prepaid expenses	363	2,658
Total current assets	44,573	36,775

Fixed assets:
Machinery and equipment, net of accumulated
depreciation of $16,191 and $15,179, respecitvely	12,144	13,156

Other assets:
Capitalized oil and gas properties, net of accumulated
depletion of $64,760 and $59,878, respectively	319,208	297,590

Deposits	5,000	-

Total assets	$380,925	$347,521

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$139,178	$31,018
Net profits interest payable, current portion	12,414	12,109
Total current liabilities	151,592	43,127

Long term liabilities:
Loans payable to related parties	90,205	89,833
Asset retirement obligations	105,494	103,299
Net profits interest payable, long term portion	109,267	112,488
Total long term liabilities	304,966	305,620

Total liabilities	456,558	348,747

Stockholders' deficit:
Common stock; $0.001 par value; 750,000,000
shares authorized, 25,961,985
shares issued and outstanding	25,962	-
Common stock payable	2,000	-
Additional paid in capital	323,664	350,000
Accumulated deficit	(427,259)	(351,226)
Total stockholders' deficit	(75,633)	(1,226)

Total liabilities and stockholders' deficit	$380,925	$347,521

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	November 30, 2013	November 30, 2012

Revenue:
Oil revenues	$25,764	$23,425

Expenses:
Direct operating costs	12,972	12,294
Depletion, depreciation and amortization	8,110	7,557
Professional fees	71,071	1,117
General and administrative expenses	6,231	794
Total expenses	98,384	21,762

Net operating (loss) income	(72,620)	1,663

Other expense:
Interest expense	3,413	3,319
Total other expense	3,413	3,319

Loss before income taxes	(76,033)	(1,656)
Provision for income taxes	-	-

Net loss	$(76,033)	$(1,656)

Net loss per common share - basic and diluted	$-	$-

Weighted average common shares outstanding -
basic and diluted	17,654,293	5,264,862

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	November 30, 2013	November 30, 2012

Cash flows from operating activities:
Net loss	$(76,033)	$(1,656)
Depletion, depreciation and amortization	5,915	5,534
Accretion of asset retirement obligation	2,195	2,023
Accretion of net profits interest liability	3,041	3,319
Adjustments to reconcile net loss to net
cash used in operating activities:
Accounts receivable	(1,493)	(3,352)
Inventory	3,427	4,279
Prepaid expenses	2,295	919
Accounts payable and accrued expenses	71,101	(3,096)
Net cash provided by operating activities	10,448	7,970

Cash flows from investing activities:
Cash acquired in acquisition	6,004	-
Net cash provided by financing activities	6,004	-

Cash flows from financing activities:
Payments on net profits interest agreement	(5,957)	(6,040)
Net cash provided by (used in) financing activities	(5,957)	(6,040)
	#REF!
Net change in cash	10,495	1,930

Cash, beginning	8,298	7,822

Cash, end	$18,793	$9,752

Supplemental disclosure of cash flow information:
Interest paid	$3,041	$3,319

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT)
(Unaudited)

							Total
	Common Stock		Common Stock Payable		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	(Deficit)

Balance, August 31, 2012	-	$-	-	$-	$350,000	$(309,235)	$40,765
Net loss					-	(41,991)	(41,991)
Balance, August 31, 2013	-	-	-	-	350,000	(351,226)	(1,226)
Recapitalization on completion of acquisition of SCNRG	25,961,985	25,962	2,000,000	2,000	(26,336)	-	1,626
Net loss	-	-	-	-	-	(76,033)	(76,033)
Balance, November 30, 2013	25,961,985	$25,962	2,000,000	$2,000	$323,664	$(427,259)	$(75,633)

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2013
UNAUDITED

1.           DESCRIPTION OF BUSINESS

Sara Creek Gold Corp. (“we”, “our”, “us”, “SCGC” or “the Company”) was incorporated under the laws of the State of Nevada on June 12, 2006, under the name of Uventus Technologies Corp. On September 23, 2009, we merged with our wholly owned subsidiary and changed our name to Sara Creek Gold Corp.

On October 25, 2013, we closed on the Agreement and Plan of Reorganization with SCNRG, LLC (“SCNRG”), a California limited liability company, whereby we acquired 100% of the membership interest in SCNRG, resulting in SCNRG becoming a wholly-owned subsidiary of SCGC, in exchange for 14.0 million shares of our common stock issued to the members of SCNRG.  For accounting purposes, the acquisition of SCNRG by SCGC has been accounted for as a recapitalization of SCGC.  Accordingly, SCNRG is considered the acquirer for accounting purposes and thus, the historical financial statements are SCNRG’s, consolidated with SCGC’s beginning October 25, 2013.  As a result of this transaction, SCGC changed its business direction and is now in the oil and gas industry.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on November 29, 2013, which contains the audited financial statements and notes thereto for the year ended August 31, 2013 for SCGC.  Additionally, the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on December 24, 2013, contains the audited financial statements and notes thereto for the years ended August 31, 2013 and 2012 for SCNRG.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three months ended November 30, 2013 are not necessarily indicative of results for the full fiscal year.

Principles of Consolidation

The acquisition of SCNRG by SCGC on October 25, 2013, has been accounted for as a recapitalization of SCGC and SCNRG is considered the acquirer for accounting purposes.  Therefore, our condensed consolidated financial statements include the historic accounts of SCNRG, and from the date of our acquisition of SCNRG on October 25, 2013, include the accounts of SCGC.  All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates included in the financial statements are: (1) depreciation and depletion; (2) accrued assets and liabilities; (3) asset retirement obligations; and (4) net profits interest payable.  Although management believes these estimates are reasonable, changes in facts and circumstances or discovery of new information may result in revised estimates.  Actual results could differ from those estimates.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2013
UNAUDITED

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Financial Instruments

Financial instruments consist of cash, accounts receivable, accounts payable and notes payable. Recorded values of cash, receivables, accounts payable and accrued liabilities approximate fair values due to the short maturities of such instruments.  Recorded values for notes payable approximate fair values, since their stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

Oil Properties

We follow the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We also capitalize internal costs that can be directly identified with our acquisition, and exploration and development activities.  We do not capitalize any costs related to production, general corporate overhead or similar activities.  Surface equipment on a property is also part of the amounts capitalized.

Under the full-cost method, capitalized costs are depleted (amortized) on a composite unit-of-production method based on proved oil reserves.  If we maintain the same level of production year over year, the depletion expense may be significantly different if our estimate of remaining reserves changes significantly. Proceeds from the sale of properties are accounted for as reductions of capitalized costs unless such sales involve a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved properties, in which case a gain or loss is recognized. The costs of unproved properties are excluded from amortization until the properties are evaluated.  We review all of our unevaluated properties quarterly to determine whether or not and to what extent proved reserves have been assigned to the properties, and if impairment has occurred. Unevaluated properties are assessed individually when individual costs are significant.

We review the carrying value of our oil properties under the full-cost accounting rules of the SEC on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. In calculating future net revenues, current SEC regulations require us to utilize prices at the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. Two primary factors impacting this test are reserve levels and current prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. Under SEC regulations, the excess above the ceiling is not expensed (or is reduced) if, subsequent to the end of the period, but prior to the release of the financial statements, oil prices increase sufficiently such that an excess above the ceiling would have been eliminated (or reduced) if the increased prices were used in the calculations.

The estimates of proved crude oil reserves utilized in the preparation of the financial statements are estimated in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (“FASB”), which require that reserve estimates be prepared under existing economic and operating conditions using a 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. Actual results could differ materially from these estimates.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2013
UNAUDITED

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Long-Lived Assets

Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value.  The carrying value of the assets is then reduced to their estimated fair value that is usually measured based on an estimate of future discounted cash flows.

Asset Retirement Obligations

Asset retirement obligations relate to the plug and abandonment costs when our wells are no longer useful, and for the cost of removing related surface facilities. We determine the value of the liability by reviewing operator estimates and estimate the increase we will face in the future. We then discount the future value based on an intrinsic interest rate that is appropriate for us. If costs rise more than what we have expected there could be additional charges in the future, however, on a quarterly basis we monitor the costs of the abandoned wells and adjust this liability if necessary.

Revenue Recognition

Oil revenues are recognized net of royalties when production is sold to a purchaser at a fixed or determinable price, when title has transferred, and if collection of the revenue is probable.

Net Profits Interest

A Net Profits Interest (“NPI”) on the DEEP property calls for 40% of the net cash flow, as defined in the Assignment of Net Profit Interest (see Note 6), to be paid each month to the owner of the NPI.  If net cash flow is negative, such losses carry forward to be deducted against future positive net cash flow.  There is a minimum monthly payment of $1,985 (SCNRG’s 66.67% share).  Payments are required until SCNRG’s NPI payments total between $231,345 and $238,285 (the actual maximum amount within this range dependent on when SCNRG satisfies its aggregate NPI payment obligations) has been paid on or before December 31, 2022.  As of November 30, 2013, SCNRG has made NPI payments totaling $67,588.

Given its terminating nature, the discounted present value of the minimum monthly NPI payments, based on a discount rate of 10.0% per annum, was recorded as a liability at SCNRG’s December 1, 2009 acquisition date of the DEEP property.

Concentrations

Pursuant to a January 13, 2010 Crude Oil Purchase Contract between the DEEP operator and Plains Marketing L.P. (“PMLP”), all production from the DEEP property is sold to PMLP. The initial term of the agreement was for one year, expiring on December 31, 2010, and was automatically renewed for an additional one-year term that expired on December 31, 2011. Since January 1, 2012, the agreement has continued on a month-to-month basis and is cancellable upon thirty day’s written notice by either party.

New Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2013
UNAUDITED

3.           ACQUISITION OF SCNRG

As described in Note 1, on October 25, 2013, we acquired 100% of the membership interest in SCNRG, resulting in SCNRG becoming a wholly-owned subsidiary of the SCGC, in exchange for 14.0 million shares of our common stock issued to the members of SCNRG.  For accounting purposes, the acquisition of SCNRG by SCGC has been accounted for as a recapitalization of SCGC.   Accordingly, SCNRG is considered the acquirer for accounting purposes and thus, the historical financial statements are SCNRG’s, consolidated with SCGC’s beginning October 25, 2013.

The 14.0 million common shares issued by SCGC had an aggregate par value of $14,000.  The net assets acquired by SCNRG as the accounting acquirer were:

Cash	$6,004
Accounts receivable	1,553
Oil properties	26,500
Deposit	5,000
Accounts payable and accrued liabilities	(37,431)
Net assets acquired	$1,626

The difference between the par value of the common shares issued and the net assets acquired was recorded in additional paid-in capital.

The following table presents unaudited pro forma consolidated information, adjusted for the acquisition of the SCGC, as if the acquisition had occurred on September 1, 2012:

	Three Months Ended November 30,
	2013	2012
Revenue	$28,097	$23,425
Net loss	$(87,473)	$(13,875)
Loss per share	$--	$--

These amounts have been calculated after applying our accounting policies and adjusting the results to reflect the recapitalization of SCGC.  The unaudited pro forma adjustments are based on available information and certain assumptions we believe are reasonable.

4.           LOANS PAYABLE, RELATED PARTY

SCNRG received various loans from its former members from its inception totaling $90,205 and $89,833 as of November 30, 2013 and August 31, 2013, respectively. Each loan was originally unsecured, non-interest bearing and due on demand. On September 18, 2013, each loan was formalized through the issuance of an amended and restated promissory note to each former member. The amended and restated promissory notes are unsecured, bear interest at a rate of 1.66% per annum and mature no later than September 18, 2018. The unpaid principal and interest are payable upon the earlier of their maturity or upon the issuance of new debt or equity securities in a transaction or series of transactions resulting in aggregate gross proceeds to Sara Creek of a minimum of $5 million.  Sara Creek assumed these loans payable upon its acquisition of SCNRG on October 25, 2013.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2013
UNAUDITED

4.           LOANS PAYABLE, RELATED PARTY - CONTINUED

Loans from related parties consist of the following at November 30, 2013 and August 31, 2013:

	November 30, 2013	August 31, 2013
Darren Katic	$38,500	$38,500
Manhattan Holdings, LLC	38,500	38,500
Gerald Tywoniuk	12,833	12,833
Total long-term term loans	89,833	89,833
Accrued interest payable	372	-
Less current portion	-	-
Long-term loans from related parties	$90,205	$89,833

5.           ASSET RETIREMENT OBLIGATION

Our asset retirement obligations relate to the abandonment of oil wells and related surface facilities. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates.

The following shows the changes in asset retirement obligations:

	2013	2012
Asset retirement obligations, August 31	$103,299	$95,206
Liabilities incurred during the period	-	-
Liabilities settled during the period	-	-
Accretion	2,195	2,023
Asset retirement obligations, November 30	$105,494	$97,229

6.           NET PROFITS INTEREST (“NPI”) PAYABLE

In connection with SCNRG’s December 1, 2009 Purchase and Sale Agreement for DEEP, and as part of the purchase price consideration, SCNRG entered into an Assignment of Net Profit Interest with Christian Hall Petroleum. Pursuant to the agreement, SCNRG is required to make monthly payments to the holder in an amount equal to 40% of SCNRG’s share of net profit (as defined in the agreement) from production, with a stated minimum payment of not less than $1,985 per month (SCNRG’s 66.67% share), for a period of twelve years commencing on January 1, 2011 and expiring December 31, 2022.  Payments are required until NPI payments total between $231,345 and $238,285 (the actual maximum amount within this range dependent on when SCNRG satisfies the aggregate NPI payment obligations).  The discounted present value of the NPI, utilizing a discount rate of 10% per annum, was recorded on December 1, 2009 in the amount of $135,466. As of November 30, 2013, SCNRG has made NPI payments totaling $67,588.

Changes in the NPI liability are as follows:

	2013	2012
NPI liability, August 31	$124,597	$135,640
Accretion recorded during the period	3,041	3,319
Payments made during the period	(5,957)	(6,040)
NPI liability, November 30	$121,681	$132,919

The current portion is $12,414 and $12,109 respectively at November 30, 2013, and August 31, 2013.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2013
UNAUDITED

7.           FAIR VALUE MEASUREMENTS

We hold certain financial assets, which are required to be measured at fair value on a recurring basis in accordance with the Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“ASC Topic 820-10”).   ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability.

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

☐
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe receivables, payables and our loans approximate fair value at August 31, 2013.

☐
Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

☐
Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including oil price quotations and contract terms.

	Fair Value Measurement
November 30, 2013	Level 1	Level 2	Level 3
Capitalized oil and gas properties	$-	$-	$319,208
Net profit interest liability	-	-	(121,681)
Asset retirement obligation	-	-	(105,494)
Total	$-	$-	$92,033

8.           COMMITMENTS AND CONTINGENCIES

Commitments

Pursuant to SCNRG’s December 1, 2009 Purchase and Sale Agreement, oil production from the DEEP property is subject to a 1% overriding royalty.  Additionally, production is also subject to an aggregate additional 19.92% royalty for total royalties of 20.92%.

Further, in connection with the aforementioned agreement, SCNRG has entered into an Operating Agreement with Caleco, LLC (“Caleco”) for a term equal to the life of the wells.  Caleco owns a 16.83% working interest in DEEP, which is subject to a purchase option described in Note 11, Subsequent Events.  As the operator, Caleco incurs production and other costs, which are subsequently billed to SCNRG through a joint interest billing process; and the operator distributes to SCNRG its share of revenue received from production, less royalties and NPI obligations. All expenses and revenue presented by the operator represent the pro rata share of the revenue earned and expenses incurred.  In accordance with the terms of the agreement, the operator is entitled to a fee for services but has instead elected to bill SCNRG based on actual time and materials.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2013
UNAUDITED

8.           COMMITMENTS AND CONTINGENCIES - CONTINUED

Contingencies

We are subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the owners for the cost of pollution cleanup resulting from operations and subject the owners to liability for pollution damages. In some instances, the operator may be directed to suspend or cease operations in the affected area.  As of November 30, 2013, and August 31, 2013, we have no reserve for environmental remediation and are not aware of any environmental claims.

9.           STOCKHOLDERS’ (DEFICIT)

Three Months Ended November 30, 2013

On October 25, 2013, the Company issued 14,000,000 shares of its common stock to the members of SCNRG for 100% of the membership interests in SCNRG.

As described in Note 1, the acquisition of SCNRG by SCGC has been accounted for as a recapitalization of SCGC for accounting purposes.

10.           RELATED PARTY TRANSACTIONS

On January 1, 2014, we exercised our option to acquire all of the membership interests in Hawker Energy, LLC, a California limited liability company (“Hawker”), from Darren Katic and Charles Moore (collectively the “Sellers”).  We issued 3,000,000 shares of our common to the Sellers as consideration for the acquisition, 1,500,000 shares to each Seller.  We may be required to issue up to an additional 33,000,000 shares to Sellers upon SCGC or Hawker achieving certain milestones. (See Note 11).  Mr. Katic is a director and our Chief Executive Officer and Chief Financial Officer.  He was a member of SCNRG, LLC, which we acquired on October 25, 2013, and at which point Mr. Katic became a director, officer and a significant shareholder of SCGC.

The Hawker option was originally entered into with Sara Creek on October 15, 2013 and amended on November 20, 2013 to (a) extend the term of the option, (b) revise the option consideration payable upon consummation of certain transactions described in the Agreement and (c) provide for additional option consideration in the event of the consummation of certain transactions not previously contemplated by the parties.

On January 10, 2014, Darren Katic, one of the sellers of SCNRG and a director and officer and significant shareholder of SCGC, purchased 380,000 units of SCGC for $38,000, Manhattan Holdings, LLC, one of the sellers of SCNRG and a significant shareholder of SCGC, acquired 900,000 units of SCGC for $90,000, and Gerald Tywoniuk, also one of the sellers of SCNRG, purchased 500,000 units of SCGC for $50,000.  All of these amounts are a portion of the monies we raised described in “Note 11-Subsequent Events” below.  Each unit is comprised of one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock at $0.20 per share.  The warrants expire five years from the closing date.   The price of each unit was $0.10 per unit.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2013
UNAUDITED

11.           SUBSEQUENT EVENTS

Acquisition of Hawker Energy, LLC

On January 1, 2014, we exercised our option to acquire all of the membership interests in Hawker from Darren Katic and Charles Moore (collectively the “Sellers”).  We issued 3,000,000 shares of our common to the Sellers as consideration for the acquisition, 1,500,000 shares to each Seller.  We may be required to issue up to an additional 33,000,000 shares to Sellers upon SCGC or Hawker achieving certain milestones as described below.  Mr. Katic is a director of SCGC, our Chief Executive Officer and Chief Financial Officer, and a significant shareholder of SCGC.

Hawker is a California-based independent development-stage oil company focused on identifying and evaluating low-risk developmental opportunities in proven oil reserves in existing oil fields. Over the last two years, Hawker has assembled an inventory of potential development opportunities. Hawker, through its wholly-owned subsidiary Punta Gorda Resources, LLC, claims developmental rights of certain mineral rights of coastal lease PRC 145.1 just offshore Ventura County in the Rincon Field and ownership rights to an associated on-shore drilling and production site. This lease is subject to 24.5% in overriding royalties, primarily to the State of California. A single active well on PRC 145.1 has historically produced between 5 and 15 barrels of oil per day (gross production before royalties). This lease has ten other non-active wells, one or more of which may be recompleted or re-drilled. All rights claimed by Hawker to PRC 145.1 are being challenged in court by the lease’s operator of record -- Case No. 56-2013-00440672-CU-BC-VTA pending in Ventura County Superior Court.

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

Sale of common stock and warrant units

On January 10, 2014, we closed a private placement of 3,600,000 units for gross proceeds of $360,000.  No commissions were paid or are payable.  The price of each unit was $0.10.  Each unit is comprised of one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock at $0.20 per share.  The warrants expire five years from the closing date.

Acquisition of remaining interest in the DEEP Lease

Our wholly-owned subsidiary SCNRG is in the process of closing on its option to acquire the remaining one-third working interest in the DEEP Lease for $325,000, which would bring SCNRG’s working interest to 100%.   The operator, Caleco, LLC, will continue to operate the DEEP Lease on our behalf during a transitional period.  We expect to complete this acquisition in January 2014.

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

Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance, and therefore, you should not put undue reliance upon them.  Some of the statements that are forward-looking include: our ability to successfully implement our business plan; our estimates of revenues and of other expenses associated with our operations; our ability to explore and develop our properties; our reserve estimates; and our ability to generate sufficient cash flows and maintain adequate sources of liquidity to finance our ongoing operations and capital expenditures.  The Company undertakes no obligation to update or revise any forward-looking statements.

History and Overview

Sara Creek Gold Corp. (“Sara Creek”, the “Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on June 12, 2006, under the name of Uventus Technologies Corp.  On September 23, 2009, we merged with our wholly-owned subsidiary and changed our name to Sara Creek Gold Corp.  On October 25, 2013, pursuant to an Agreement and Plan of Reorganization (the “Agreement”), we acquired SCNRG, LLC, a California limited liability company (“SCNRG”).

As a result of our acquisition of SCNRG, SCNRG became a wholly-owned subsidiary of Sara Creek.  However, for accounting purposes SCNRG is deemed to be the acquirer. Pursuant to the Agreement, the members of the SCNRG exchanged 100% of their membership interests in exchange for 14.0 million common shares of Sara Creek, an amount that constituted a majority of the common shares outstanding and a majority of the total diluted common share count immediately following the closing.

Accordingly, going forward, the consolidated financial statements of Sara Creek, including its wholly-owned subsidiary SCNRG, will consist of SCNRG’s historical results consolidated with Sara Creek’s results beginning October 25, 2013. For example, for the first fiscal quarter ended November 30, 2013 (which is disclosed in this report), the condensed consolidated financial statements of Sara Creek, including its wholly-owned subsidiary SCNRG, consist of SCNRG’s results for the three months ended November 30, 2013, consolidated with Sara Creek’s results beginning October 25, 2013, compared to SCNRG’s historical results for the three months ended November 30, 2012.

We are now in the oil and gas exploitation business and our goal is to acquire and develop mature leases, interests and other rights to oil and gas producing properties with proven undeveloped potential.  We expect to change our name in 2014 to reflect our new business focus.

Recent Developments – Three Months Ended November 30, 2013

ACQUISITION OF SCNRG

On October 25, 2013, we acquired SCNRG in exchange for 14.0 million shares of our common stock. As a result of the acquisition, SCNRG has become our wholly-owned subsidiary.

SCNRG owns a two-thirds working interest in an oil producing property known as the DEEP Lease (also referred to as “DEEP” or the “DEEP property”). At the date of our acquisition of SCNRG, it held an option to purchase the remaining one-third working interest in the DEEP Lease prior to December 31, 2013 for an aggregate price of $325,000.  We are in the process of closing on our option to acquire the remaining one-third working interest, which we expect to complete in January 2014.

The DEEP Lease consists of 40 gross acres of land including both surface and mineral rights located within the Midway-Sunset oil field.  Midway-Sunset is a very large oil field in Kern County, San Joaquin Valley, California. Discovered in 1894, and having a cumulative production of close to 3 billion barrels of oil through the end of 2006, it is the largest oil field in California and the third largest in the United States. Wells drilled in the Midway-Sunset oil field produce primarily 13° to 15° API gravity oil from numerous productive semi-consolidated Miocene sands, ranging in depth from 1,400’ to approximately 3,500’. The productive intervals in the DEEP Lease are the Monarch sand at about 1,600’, and the Top Oil sand at about 1,450’. Both sands are characterized with above-average permeability (.5 Darcy to 2 Darcies) and porosity (25% to 35%), and low water saturation (under 35%). The net Top Oil thickness averages about 35’, and the Monarch thickness averages about 80’.

Oil production on the DEEP Lease is subject to a 20.92% overriding royalty interest.  In addition, in connection with SCNRG’s December 1, 2009 Purchase and Sale Agreement whereby it acquired DEEP, and as part of the purchase price consideration, SCNRG entered into an Assignment of Net Profit Interest with Christian Hall Petroleum. Pursuant to the agreement, SCNRG is required to make monthly payments to the holder in an amount equal to 40% of its share of net profit (as defined in the agreement) from production, with a stated minimum payment of not less than $1,985 per month, for a period of twelve years commencing on January 1, 2011 and expiring December 31, 2022. Payments are required until our NPI payments total between $231,345 and $238,285 (the actual maximum amount within this range dependent on when SCNRG satisfies the aggregate NPI payment obligations). As of November 30, 2013, SCNRG has made NPI payments totaling $67,588.  The discounted present value of the NPI is shown as a liability on SCNRG’s financial statements in the amount of $121,681 at November 30, 2013.  All of these amounts represent SCNRG’s two-thirds working interest in the DEEP Lease as of November 30, 2013 (which increases to 100% upon SCNRG’s expected closing of its acquisition of the remaining one-third working interest in January 2014 as described above).

As further described in our Annual Report on Form 10-K for the year ended August 31, 2013, our 66.67% share of the net proved reserves at that date from the DEEP Lease were 178,500 barrels, of which 1,900 barrels were proved producing reserves and 176,600 barrels were proved undeveloped reserves.  The present value (at a 10% discount rate) of our 66.67% share was $3.3 million, of which $0.1 million was from the proved developed reserves and $3.2 million was from the proved undeveloped reserves.  The property has development potential both from the existing wellbores, together with twelve additional proved undeveloped gross well locations.

Net oil sales from our 66.67% share of the DEEP Lease to our account (after royalties) from the current three (gross) producing wells averaged 2.7 net barrels per day for the three months ended November 30, 2013, and realized $91.12 per barrel before royalties to produce net revenues of $24,165 after royalties.

Subsequent Events to November 30, 2013

Acquisition of Hawker Energy, LLC

On January 1, 2014, we exercised our option to acquire all of the membership interests in Hawker Energy, LLC, a California limited liability company (“Hawker”), from Darren Katic and Charles Moore (collectively the “Sellers”).  We issued 3,000,000 shares of our common to the Sellers as consideration for the acquisition and, as described below, may be required to issue up to an additional 33,000,000 shares of our common stock to the Sellers upon us or Hawker achieving certain milestones.  Mr. Katic is a director and our Chief Executive Officer and Chief Financial Officer.  He was a member of SCNRG, LLC, which we acquired on October 25, 2013 and at which point Mr. Katic became a director, officer and significant shareholder of Sara Creek.

Hawker is a California-based independent development-stage oil company focused on identifying and evaluating low-risk developmental opportunities in proven oil reserves in existing oil fields. Over the last two years, Hawker has assembled an inventory of potential development opportunities. Hawker, through its wholly-owned subsidiary Punta Gorda Resources, LLC, claims developmental rights of certain mineral rights of coastal lease PRC 145.1 just offshore Ventura County in the Rincon Field and ownership rights to an associated on-shore drilling and production site. This lease is subject to 24.5% in overriding royalties, primarily to the State of California. A single active well on PRC 145.1 has historically produced between 5 and 15 barrels of oil per day (gross production before royalties). This lease has ten other non-active wells, one or more of which may be recompleted or re-drilled. All rights claimed by Hawker to PRC 145.1 are being challenged in court by the lease’s operator of record -- Case No. 56-2013-00440672-CU-BC-VTA pending in Ventura County Superior Court (see Part II, Item 1, “Legal Proceedings”).

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

(d) 10,000,000 shares of our common stock shall be issued upon our or Hawker’s acquisition of TEG Oil & Gas, Inc. (or certain oil and gas interests held by it located in the Tapia Field, Los Angeles County, California);

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

Sale of common stock and warrant units

On January 10, 2014, we closed a private placement of 3,600,000 “Units” for gross proceeds of $360,000.  No commissions were paid or are payable.  The price of each Unit was $0.10.  Each Unit is comprised of one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock on payment of $0.20 per share.  The warrants expire five years from the closing date.

Of the amounts described above, Darren Katic, a director and officer of Sara Creek, purchased 380,000 Units for $38,000, Manhattan Holdings, LLC, a former member of SCNRG and now a significant shareholder of SCGC, purchased 900,000 Units for $90,000, and Gerald Tywoniuk, also a former member of SCNRG purchased 500,000 Units for $50,000.

Acquisition of remaining interest in the DEEP Lease

Our wholly-owned subsidiary SCNRG is expected to close in January 2014 on its option to acquire the remaining one-third working interest in the DEEP Lease for $325,000, bringing SCNRG’s working interest to 100%.   The operator, Caleco, LLC, will continue to operate the DEEP Lease on our behalf until SCNRG qualifies as operator with the State of California.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and related notes appearing elsewhere in this report. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

As noted above, as a result of completion of our acquisition of SCNRG, the condensed consolidated financial statements of Sara Creek, including SCNRG, consist of SCNRG’s historical results consolidated with Sara Creek’s results beginning October 25, 2013, compared to SCNRG’s historical results for the three months ended November 30, 2012.

Three months ended November 30, 2013 and 2012

Our net loss of $76,033 in the three months ended November 30, 2013 was largely the result of professional fees incurred to complete our acquisition of SCNRG.  This loss compares to a $1,656 loss in the comparable prior year quarter.

Revenue, direct operating costs and depletion, depreciation and amortization expense were largely unchanged at $25,764, $12,972 and $8,110, respectively, in the quarter ended November 30, 2013, compared to $23,425, $12,294 and $7,557 in the quarter ended November 30, 2012.  Net oil sales from our two-thirds working interest in the DEEP Lease to our account (after royalties) from the current three (gross) producing wells averaged 2.7 net barrels per day for the three months ended November 30, 2013, and realized $91.12 per barrel before royalties to produce net revenues of $24,165 after royalties, with the balance of the oil sales revenue attributable to a 2.5% working interest in the DF#15 well in the Sawtelle Field, Los Angeles.  There was no significant downtime or repairs on the DEEP property in either period.  Revenue, direct operating costs, and depletion, depreciation and amortization expenses vary with oil prices, downtime, repair and other operating costs, expensed workover programs, investments in drilling for new production and proved reserve estimates.

Professional fees increased from $1,117 for the three months ended November 30, 2012, to $71,017 for the three months ended November 30, 2013, primarily due to professional fees incurred in connection with the acquisition of, and preparation of audited financial statements for, SCNRG.  Other general and administrative expenses were $6,231 in the current year quarter compared to $794 in the corresponding year ago quarter.  Professional fees can vary substantially from quarter-to-quarter going forward depending on financing activity, business development and property evaluation costs, litigation expenses associated with coastal lease PRC 145.1 and costs associated with being a public company.

Interest expense is primarily accretion of interest on the NPI, and the expense amounted to $3,413 for the quarter ended November 30, 2013 compared to $3,319 a year ago.  This amount will remain relatively constant unless there is a reduction in the expected timeframe for repayment of the NPI which would cause interest accretion to accelerate.

Cash Flows

Operating Activities

During the nine months ended November 30, 2013, we generated cash in the amount of $10,448 for operating activities, compared to $7,970 in the corresponding year ago quarter.  There was no significant downtime or repairs on the DEEP property in either period.  Although there were significant professional fees, $71,071, in the quarter ended November 30, 2013, related to completion of the acquisition of, and preparation of audited financial statements for, SCNRG, these fees were largely unpaid at the end of the quarter contributing to a large accounts payable balance of $139,178.  We anticipate that these payables will be paid from proceeds from private placements (including the sale of Units described elsewhere in this report) or other financings that we may undertake.

Investing Activities

Completion of the acquisition of SCNRG meant that SCNRG acquired Sara Creek’s cash balance of $6,004.

There were no investing activities for the three months ended November 30, 2012.

Financing Activities

During the three months ended November 30, 2013 and 2012, we paid $5,957 and $6,040, respectively, required under the NPI.

Liquidity and Financial Condition

As of November 30, 2013, we had cash of $18,793, current liabilities of $151,592 and a working capital deficit of $107,019.  During the three months ended November 30, 2013, the Company had a net loss of $76,033, largely attributable to $71,071 in professional fees mostly related to completion of our acquisition of SCNRG.

To date, we have relied on investor capital to fund our operations.  On January 10, 2014, we closed a private placement of 3,600,000 “Units” for gross proceeds of $360,000.  No commissions were paid or are payable.  The price of each Unit was $0.10.  Each Unit is comprised of one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock on payment of $0.20 per share.  The warrants expire five years from the closing date.

We expect to use these proceeds, as well as proceeds from any future closings of private placements or other financings, to settle existing accounts payable, acquire the remaining one-third working interest in the DEEP Lease (which we expect to complete in January 2014), fund our operations over the next year, pursue the Hawker litigation (see Part II, Item 1, “Legal Proceedings”), drill up to two additional wells on the DEEP property and pursue other opportunities.

We presently do not have any available credit, financing or other external sources of liquidity.  In order to obtain future capital, we anticipate needing to sell additional shares of common stock or borrow funds from private lenders.  We have no assurance that future financings will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Equity financing could result in additional dilution to existing shareholders and any downturn in the U.S. stock and debt markets, or oil prices, is likely to make it more difficult to obtain financing through the issuance of equity or debt securities.  As a result, there can be no assurance that we will be successful in obtaining additional funding.

Even if we are able to raise the funds required, it is possible that operations do not perform as expected, we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2013, we had total current assets of $44,573 and a working capital deficit in the amount of $107,019. We incurred a net loss of $76,033 during the three months ended November 30, 2013, and an accumulated net loss of $427,259 since inception of SCNRG.

Management’s business plan for the balance of 2014 is to close the acquisition of the remaining one-third working interest in the DEEP Lease, drill up to two wells on the DEEP property, continue to pursue Hawker’s claim to coastal lease PRC 145.1 (see Part II, Item 1, “Legal Proceedings”), and to pursue other opportunities. We currently do not have sufficient financial resources to fund this plan.  We will also require further financial results to further develop the DEEP Lease, to exploit coastal lease PRC 145.1 and close other opportunities.  We expect to raise additional capital through a combination of equity and debt financing as and when needed.  However, there can be no assurance that we will be successful in raising such financing.

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

Summary of Significant Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our unaudited interim financial statements contained elsewhere in this report. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our unaudited interim financial statements:

Oil Properties

We follow the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We also capitalize internal costs that can be directly identified with our acquisition, and exploration and development activities.  We do not capitalize any costs related to production, general corporate overhead or similar activities.  Surface equipment on a property is also part of the amounts capitalized.

Under the full-cost method, capitalized costs are depleted (amortized) on a composite unit-of-production method based on proved oil reserves.  If we maintain the same level of production year over year, the depletion expense may be significantly different if our estimate of remaining reserves changes significantly. Proceeds from the sale of properties are accounted for as reductions of capitalized costs unless such sales involve a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved properties, in which case a gain or loss is recognized. The costs of unproved properties are excluded from amortization until the properties are evaluated.  We review all of our unevaluated properties quarterly to determine whether or not and to what extent proved reserves have been assigned to the properties, and if impairment has occurred. Unevaluated properties are assessed individually when individual costs are significant.

We review the carrying value of our oil properties under the full-cost accounting rules of the SEC on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. In calculating future net revenues, current SEC regulations require us to utilize prices at the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. Two primary factors impacting this test are reserve levels and current prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. Under SEC regulations, the excess above the ceiling is not expensed (or is reduced) if, subsequent to the end of the period, but prior to the release of the financial statements, oil prices increase sufficiently such that an excess above the ceiling would have been eliminated (or reduced) if the increased prices were used in the calculations.

The estimates of proved crude oil reserves utilized in the preparation of the financial statements are estimated in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (“FASB”), which require that reserve estimates be prepared under existing economic and operating conditions using a 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. Actual results could differ materially from these estimates.

Long-Lived Assets

Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value.  The carrying value of the assets is then reduced to their estimated fair value that is usually measured based on an estimate of future discounted cash flows.

Asset Retirement Obligations

Asset retirement obligations relate to the plug and abandonment costs when our wells are no longer useful, and for the cost of removing related surface facilities. We determine the value of the liability by reviewing operator estimates and estimate the increase we will face in the future. We then discount the future value based on an intrinsic interest rate that is appropriate for us. If costs rise more than what we have expected there could be additional charges in the future, however, we monitor the costs of the abandoned wells quarterly and we will adjust this liability if necessary.

Net Profits Interest

A Net Profits Interest (“NPI”) on the DEEP property calls for 40% of the net cash flow, as defined in the Assignment of Net Profit Interest (see Note 5 of the unaudited financial statements contained in this report), to be paid each month to the owner of the NPI.  If net cash flow is negative, such losses carry forward to be deducted against future positive net cash flow.  There is a minimum monthly payment of $1,985 (SCNRG’s 66.67% share). Payments are required until SCNRG’s NPI payments total between $231,345 and $238,285 (the actual maximum amount within this range dependent on when SCNRG satisfies its aggregate NPI payment obligations) has been paid on or before December 31, 2022.  As of November 30, 2013, SCNRG has made NPI payments totaling $67,588.

Given its terminating nature, the discounted present value of the minimum monthly NPI payments, based on a discount rate of 10.0% per annum, was recorded as a liability at the December 1, 2009, acquisition date of the DEEP property.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of November 30, 2013.

Management identified the following material weaknesses:

1.	Lack of an audit committee, comprised of independent directors, of our Board of Directors, and lack of independent directors on our Board.

2.	Inadequate number of accounting and finance personnel or consultants sufficiently trained to address some of the complex accounting and financial reporting matters that arise from time-to-time.

3.	Lack of control procedures and documentation thereof.

As we increase the size and scale of our operations, we intend to remediate the foregoing material weaknesses.

Changes in Internal Control over Financial Reporting

During the first quarter ended November 30, 2013, there were no changes in our internal control over financial reporting.

PART II

Item 1	Legal Proceedings

Punta Gorda Resources, LLC vs. Windsor Energy Us Corporation, et al., Case No. 56-2013-00440672-CU-BC-VTA, Superior Court of California, Ventura County.  On June 4, 2013, Punta Gorda Resources, LLC (a wholly owned subsidiary of Hawker Energy, LLC) filed a complaint for specific performance, breach of contract and declaratory relief in the United States Bankruptcy Court against the named defendants seeking to compel them to transfer rights and interests provided in a Bankruptcy Court-approved Settlement Agreement concerning coastal lease PRC 145.1 just offshore Ventura County in the Rincon Field.  The complaint was dismissed on procedural grounds and refiled by Punta Gorda in the Ventura County Superior Court.  The Superior Court is in the process of addressing pleading challenges.  No discovery has occurred and trial has not yet been scheduled.  Although we intend to vigorously pursue Punta Gorda’s rights in this case, the outcome of this matter is not determinable as of the date of this report.

Item 1A	Risk Factors

Not applicable.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

On January 10, 2014, we closed a private placement of 3,600,000 “Units” for gross proceeds of $360,000.  No commissions were paid or are payable.  The price of each Unit was $0.10.  Each Unit is comprised of one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock on payment of $0.20 per share.  The warrants expire five years from the closing date.

The issuances of the securities described above were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), including Regulation D promulgated thereunder, as transactions not involving a public offering, or pursuant to Regulation S as transactions not requiring registration under Section 5 of the Securities Act. In transactions made in reliance on the exemption from registration, the exemption was claimed on the basis that those transactions did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide. In transactions made in reliance on Regulation S, the safe harbor from registration was claimed on the basis that they involved an offshore transaction, no directed selling efforts were made in the United States and appropriate offering restrictions were implemented.  In each case, appropriate investment representations were obtained and stock certificates were issued with restrictive legends.

Item 3	Defaults upon Senior Securities

None.

Item 4	Mine Safety Disclosures

N/A.

Item 5	Other Information

None.

Item 6	Exhibits

Number	Exhibit

10.1	Agreement and Plan of Reorganization dated September 18, 2013 (1)
10.2	Option Agreement dated October 15, 2013 (2)
10.3	Amended and Restated Option Agreement dated November 20, 2013 (3)
31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

(1)  Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated September 23, 2013.
(2)  Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated October 21, 2013.
(3)  Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013.
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

Sara Creek Gold Corp.

Date: January 13, 2014	/s/ Darren Katic
Darren Katic Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)