Form 10-K/A
period 2013-08-31
SARA CREEK GOLD CORP.
filed 2014-01-17
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
( Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

As of February 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,452,297, based on the closing sales price of the registrant’s common stock as reported on the OTCBB market on such date.  This calculation does not reflect a determination that persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  25,961,983 shares of common stock as of November 12, 2013.

EXPLANATORY NOTE

Sara Creek Gold Corp. (the “Company”) is filing this Form 10-K/A to amend its Annual Report on Form 10-K for the year ended August 31, 2013 that was originally filed on November 27, 2013 (the “Original Annual Report”) to furnish the applicable Report(s) of Independent Registered Accounting Firm(s) which had been accidentally omitted from Item 8, Part II of the Original Annual Report.

The Original Annual Report has been revised to reflect the changes above and additionally includes Exhibits 31and 32 of Item 15, Part IV. This Form 10-K/A speaks only as of the date the Original Annual Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Annual Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Annual Report.

Item 8                      Financial Statements and Supplementary Data

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sara Creek Gold Corp.

We have audited the accompanying balance sheets of Sara Creek Gold Corp. as of August 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended August 31, 2013 and 2012 and for the period from June 12, 2006 (inception) to August 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sara Creek Gold Corp. as of August 31, 2013 and the results of its operations, stockholders’ deficit, and cash flows for years ended August 31, 2013 and 2012 and for the period from June 12, 2006 (inception) to August 31, 2013 in conformity accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L.Bradford &Company, LLC
Las Vegas, Nevada
November 27, 2013

PART IV

Item 15	Exhibits, Financial Statement Schedules

Number	Exhibit
31	Rule 13a-14(a) Certification of Chief Executive and Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sara Creek Gold Corp.

Date: January 16, 2014	/s/ Darren Katic
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
January 16, 2014

/s/ Kristian Andresen
Kristian Andresen
Director
January 16, 2014