Form 10-Q
period 2014-02-28
SARA CREEK GOLD CORP.
filed 2014-04-10
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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
39,386,703 shares of common stock as of April 9, 2014.

SARA CREEK GOLD CORP.
FOR THE FISCAL QUARTER ENDED
February 28, 2014

PART I

Item 1	Financial Statements

SARA CREEK GOLD CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2014	August 31, 2013
ASSETS

Current assets:
Cash	$74,287	$8,298
Accounts receivable	11,801	18,755
Inventory	9,841	7,064
Prepaid expenses	17,920	2,658
Total current assets	113,849	36,775

Fixed assets:
Machinery and equipment, net of accumulated
depreciation of $17,245 and $15,179, respecitvely	14,619	13,156

Other assets:
Capitalized oil and gas properties, net of accumulated
depletion of $71,209 and $59,878, respectively	578,959	297,590

Deposits	5,000	-

Total assets	$712,427	$347,521

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$202,818	$31,018
Net profits interest payable, current portion	16,643	12,109
Loans payable to related parties, short term	13,000	-
Total current liabilities	232,461	43,127

Long term liabilities:
Loans payable to related parties, long term	90,572	89,833
Asset retirement obligations	140,819	103,299
Net profits interest payable, long term portion	138,874	112,488
Total long term liabilities	370,265	305,620

Total liabilities	602,726	348,747

Stockholders' equity:
Common stock; $0.001 par value; 750,000,000
shares authorized, 35,736,983
shares issued and outstanding	35,737	-
Common stock payable	40,000	-
Additional paid in capital	637,714	350,000
Accumulated deficit	(603,750)	(351,226)
Total stockholders' equity (deficit)	109,701	(1,226)

Total liabilities and stockholders' equity	$712,427	$347,521

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013

Revenue:
Oil revenues	$18,348	$-	$44,112	$23,425

Expenses:
Direct operating costs	8,020	14,580	20,992	26,874
Depletion, depreciation and amortization	7,847	3,912	15,957	11,469
Professional fees	121,972	630	193,043	1,747
General and administrative expenses	53,665	995	59,896	1,789
Total expenses	191,504	20,117	289,888	41,879

Net operating (loss)	(173,156)	(20,117)	(245,776)	(18,454)

Other expense:
Interest expense	3,335	3,250	6,748	6,569
Total other expense	3,335	3,250	6,748	6,569

Loss before income taxes	(176,491)	(23,367)	(252,524)	(25,023)
Provision for income taxes	-	-	-	-

Net loss	$(176,491)	$(23,367)	$(252,524)	$(25,023)

Net loss per common share - basic and diluted	$(0.01)	$-	$(0.01)	$-

Weighted average common shares outstanding -
basic and diluted	31,376,427	5,544,561	24,477,454	5,403,939

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	February 28, 2014	February 28, 2013

Cash flows from operating activities:
Net loss	$(252,524)	$(25,023)
Depletion, depreciation and amortization	11,342	7,422
Accretion of asset retirement obligation	4,615	4,046
Accretion of net profits interest liability	6,009	6,569
Adjustments to reconcile net loss to net
cash used in operating activities:
Accounts receivable	8,507	11,064
Inventory	714	(7,954)
Prepaid expenses	1,363	2
Accounts payable and accrued expenses	16,134	10,010
Net cash provided by (used in) operating activities	(203,840)	6,136

Cash flows from investing activities:
Cash acquired in Sara Creek acquisition	6,004	-
Acquisition of an additional working interest in DEEP Lease	(200,000)	-
Cash acquired in Hawker acquisition	1,214	-
Net cash provided by (used in) investing activities	(192,782)	-

Cash flows from financing activities:
Net proceeds from unit offering	434,524	-
Proceeds from unit offering to be closed	40,000	-
Payments on net profits interest agreement	(11,913)	(11,995)
Net cash provided by (used in) financing activities	462,611	(11,995)

Net change in cash	65,989	(5,859)

Cash, beginning	8,298	7,822

Cash, end	$74,287	$1,963

Supplemental disclosure of cash flow information:
Interest paid	$6,009	$6,569
Units issued to settle accounts payable	$22,500	$-

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

							Total
	Common Stock		Common Stock Payable		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Equity

Balance, August 31, 2012	-	$-	-	$-	$350,000	$(309,235)	$40,765
Net loss					-	(41,991)	(41,991)
Balance, August 31, 2013	-	-	-	-	350,000	(351,226)	(1,226)
Recapitalization on completion of acquisition of SCNRG	25,961,983	25,962	2,000,000	2,000	(26,336)	-	1,626
Issued to acquire Hawker	3,000,000	3,000	-	-	(138,199)	-	(135,199)
Issuance of common stock payable	2,000,000	2,000	(2,000,000)	(2,000)	-	-	-
Net proceeds from unit offering	4,775,000	4,775	-	-	452,249	-	457,024
Proceeds received for common stock payable	-	-	400,000	40,000	-	-	40,000
Net loss	-	-	-	-	-	(252,524)	(252,524)
Balance, February 28, 2014	35,736,983	$35,737	400,000	$40,000	$637,714	$(603,750)	$109,701

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED FEBRUARY 28, 2014
UNAUDITED

1.           DESCRIPTION OF BUSINESS

Sara Creek Gold Corp. (“we”, “our”, “us”, “SCGC” or “the Company”) was incorporated under the laws of the State of Nevada on June 12, 2006, under the name of Uventus Technologies Corp. On September 23, 2009, we merged with our wholly owned subsidiary and changed our name to Sara Creek Gold Corp.

On October 25, 2013, we closed on the Agreement and Plan of Reorganization with SCNRG, LLC (“SCNRG”), a California limited liability company, whereby we acquired 100% of the membership interest in SCNRG, resulting in SCNRG becoming a wholly-owned subsidiary of SCGC, in exchange for 14.0 million shares of our common stock issued to the members of SCNRG (see Note 3).  For accounting purposes, the acquisition of SCNRG by SCGC has been accounted for as a recapitalization of SCGC.  Accordingly, SCNRG is considered the acquirer for accounting purposes and, therefore, the historical financial statements are SCNRG’s, consolidated with SCGC’s beginning October 25, 2013.  As a result of this transaction, SCGC changed its business direction and is now in the oil and gas industry.   Our goal is to acquire and develop mature leases, interests and other rights to oil and gas producing properties with proven undeveloped potential.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2013, which contains the audited financial statements and notes thereto for SCGC.  Additionally, the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on December 24, 2013, contains the audited financial statements and notes thereto for the years ended August 31, 2013 and 2012 for SCNRG.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the six months ended February 28, 2014 are not necessarily indicative of results for the full fiscal year.

Principles of Consolidation

The acquisition of SCNRG by SCGC on October 25, 2013, has been accounted for as a recapitalization of SCGC and SCNRG is considered the acquirer for accounting purposes.  Therefore, our condensed consolidated financial statements include the historic accounts of SCNRG, and from the date of our acquisition of SCNRG on October 25, 2013, include the accounts of SCGC.

On January 1, 2014, we acquired all of the membership interests of Hawker Energy, LLC (“Hawker”), and its wholly-owned subsidiary Punta Gorda Resources, LLC (see Note 4).  Our condensed consolidated financial statements include the accounts of these entities beginning January 1, 2014.

All significant intercompany balances and transactions have been eliminated.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED FEBRUARY 28, 2014
UNAUDITED

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED FEBRUARY 28, 2014
UNAUDITED

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Net Profits Interest

A Net Profits Interest (“NPI”) on the DEEP property calls for 40% of the net cash flow, as defined in the Assignment of Net Profit Interest (see Note 8), to be paid each month to the owner of the NPI.  If net cash flow is negative, such losses carry forward to be deducted against future positive net cash flow.  Given its terminating nature, the discounted present value of the minimum monthly NPI payments was recorded as a liability at SCNRG’s December 1, 2009, acquisition date of a 66.67% working interest in the DEEP property, and this liability was increased pro rata when our working interest increased to 87.18% on February 1, 2014 (see Note 5). The discount rate used in both cases was 10.0% per annum.  See Note 8.

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

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED FEBRUARY 28, 2014
UNAUDITED

3.           ACQUISITION OF SCNRG

As described in Note 1, on October 25, 2013, we acquired 100% of the membership interest in SCNRG, resulting in SCNRG becoming a wholly-owned subsidiary of SCGC, in exchange for 14.0 million shares of our common stock issued to the members of SCNRG.  For accounting purposes, the acquisition of SCNRG by SCGC has been accounted for as a recapitalization of SCGC.   Accordingly, SCNRG is considered the acquirer for accounting purposes and, therefore, the historical financial statements are SCNRG’s, consolidated with SCGC’s beginning October 25, 2013.

The 14.0 million common shares issued by SCGC had an aggregate par value of $14,000.  The net assets acquired by SCNRG as the accounting acquirer were:

Cash	$6,004
Accounts receivable	1,553
Oil properties	26,500
Deposit	5,000
Accounts payable and accrued liabilities	(37,431)
Net assets acquired	$1,626

The fair value of the consideration effectively transferred is to be based on the most reliable measure. In this case, the par value of SCGC shares provides a more reliable basis for measuring the consideration effectively transferred than the estimated fair value of the membership interest of SCNRG whose capital accounts reflect negative equity. The consideration of SCGC's equity at its par value was determined to be the most reliable measure due to its lack of reliability in market price due to negligible trading activity.

In accordance with ASC 805-40, we calculated goodwill at $12,374, which represents the excess consideration over the fair value of the net assets acquired. We further analyzed the calculated amount of goodwill to the actual substance of goodwill, if any. Based on the net present value of future cash flows collectively with consideration of the negative equity position of both SCNRG and SCGC, management determined the calculated goodwill was not a fair representation of the substance of the transaction taken as a whole. As a result and in an effort to fairly represent and not overstate the assets of SCGC, a decrease in capital was deemed appropriate.

The difference between the par value of the common shares issued and the net assets acquired was recorded in additional paid-in capital.

4.           ACQUISITION OF HAWKER ENERGY, LLC

On January 1, 2014, we exercised our option to acquire all of the membership interests in Hawker from Darren Katic (who was also a seller in our transaction with SCNRG) and Charles Moore (collectively the “Hawker Sellers”).  We issued 3,000,000 shares of our common stock to the Hawker Sellers as consideration for the acquisition and, as described below, may be required to issue up to an additional 33,000,000 shares of our common stock to the Hawker Sellers upon us or Hawker consummating certain follow-on transactions described below (“Potential Follow-On Transactions”).  In addition, we assumed $135,199 in net liabilities of Hawker.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED FEBRUARY 28, 2014
UNAUDITED

4.           ACQUISITION OF HAWKER ENERGY, LLC – continued

Hawker is a California-based independent development-stage oil company focused on identifying and evaluating low-risk developmental opportunities in proven oil reserves in existing oil fields. Over the last two years, Hawker has assembled an inventory of potential development opportunities, including the Potential Follow-On Transactions.  Hawker, through its wholly-owned subsidiary Punta Gorda Resources, LLC, claims developmental rights of certain mineral rights of coastal lease PRC 145.1 just offshore Ventura County in the Rincon Field and ownership rights to an associated on-shore drilling and production site. This lease is subject to 24.5% in overriding royalties, primarily to the State of California. A single active well on PRC 145.1 has historically produced between 5 and 15 barrels of oil per day (gross production before royalties). This lease has ten other non-active wells, one or more of which may be recompleted or re-drilled. All rights claimed by Hawker to PRC 145.1 are being challenged in court by the lease’s operator of record -- Case No. 56-2013-00440672-CU-BC-VTA pending in Ventura County Superior Court (see Part II, Item 1, “Legal Proceedings”).  Hawker is currently not receiving any net proceeds from production on this lease pending resolution of this matter in our favor.

After we exercise the option to acquire Hawker, the agreement also provides that the Hawker Sellers may be entitled to additional shares of our common stock upon the consummation of Potential Follow-On Transactions as follows:

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

The Potential Follow-On Transactions are dependent on a number of variables that are not within our control and as a result management cannot state with a reasonable degree of certainty that the acquisitions will occur.  The consummation of any Potential Follow-On Transaction is independent of the Hawker acquisition.  Any shares of SCGC that may be issued upon the consummation of any of the Potential Follow-On Transactions will constitute costs of completing the applicable follow-on transaction (as opposed to incremental consideration for the SCGC’s acquisition of Hawker).

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED FEBRUARY 28, 2014
UNAUDITED

4.           ACQUISITION OF HAWKER ENERGY, LLC - continued

The assets and liabilities of Hawker at the date of acquisition were recorded at their fair values of:

Cash	$1,214
Prepaid expenses	16,625
Less:
Accounts payable	(140,038)
Loan payable to related party, short term	(13,000)
Net liabilities assumed	$135,199

The $138,199 difference between the par value of the common stock issued, $3,000, and the net liabilities assumed, $135,199, was recorded to paid in capital as there is no objective evidence of the value of Hawker’s assets, which consist of the disputed claim to coastal lease PRC 145.1, and inability to determine a probability of success of the litigation.  As a result and in an effort to fairly represent and not overstate the consolidated assets of SCGC, a decrease in capital was deemed appropriate.

5.           ACQUISITION OF AN ADDITIONAL 20.5% WORKING INTEREST IN DEEP LEASE

On February 4, 2014, our wholly-owned subsidiary SCNRG completed the acquisition of additional 20.5108% working interest in the DEEP Lease for $200,000 in cash plus assumed asset retirement obligations and net profits interest liabilities aggregating to an estimated fair value of $69,729, for total consideration of $269,729.  SCNRG’s working interest increased from 66.67% to 87.18% as a result of the purchase, effective February 1, 2014.  Our condensed consolidated financial statements include the increased working interest beginning February 1, 2014.

The purchase price was allocated $3,529 to machinery and equipment, and $266,200 to oil properties based on estimated fair values.

SCNRG has an agreement with the two other working interest owners to acquire the remaining 12.82% working interest for $125,000 in cash, plus assumption of asset retirement obligations and net profits interest liabilities, once SCGC raises net unit offering proceeds (see Note 14) of at least $125,000 following February 4, 2014. SCGC completed this amount of fund raising on April 9, 2014, but SCNRG has yet to close on the remaining purchase and is in discussion with the sellers to extend the agreed purchase to one or more later dates.  Upon completion of this remaining purchase, SCNRG’s working interest in the DEEP Lease will be 100%.

The operator, Caleco, LLC, will continue to operate the DEEP Lease on SCNRG’s behalf during a transitional period following completion of the acquisition of the remaining 12.82% working interest.

6.           LOANS PAYABLE, RELATED PARTIES

SCNRG received various loans from its former members from its inception totaling $89,833 as of February 28, 2014 and August 31, 2013. Each loan was originally unsecured, non-interest bearing and due on demand. On September 18, 2013, each loan was formalized through the issuance of an amended and restated promissory note to each former member. The amended and restated promissory notes are unsecured, bear interest at a rate of 1.66% per annum and mature no later than September 18, 2018. The unpaid principal and interest are payable upon the earlier of their maturity or upon the issuance of new debt or equity securities in a transaction or series of transactions resulting in aggregate gross proceeds to Sara Creek of a minimum of $5 million.  Sara Creek assumed these loans payable upon its acquisition of SCNRG on October 25, 2013.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED FEBRUARY 28, 2014
UNAUDITED

6.           LOANS PAYABLE, RELATED PARTIES – continued

Loans from related parties, long term, consist of the following at February 28, 2014 and August 31, 2013:

	February 28,	August 31,
	2014	2013

Darren Katic	$38,500	$38,500
Manhattan Holdings, LLC	38,500	38,500
Gerald Tywoniuk	12,833	12,833
Total long-term loans	89,833	89,833
Accrued interest payable	739	-
Less current portion	-	-
Long-term loans from related parties, long term	$90,572	$89,833

In addition, as part of the acquisition of Hawker on January 1, 2014, we assumed a $13,000 loan payable to Darren Katic.  This loan is unsecured and non-interest bearing with no formal maturity date.  Accordingly, it has been treated as a short-term loan.

On April 9, 2014, the related parties agreed to convert the short- and long-term loans payable to related parties into common stock and warrants on the same terms as the unit offering described in Note 11.  See “Subsequent Event” in Note 14.

7.           ASSET RETIREMENT OBLIGATION

Our asset retirement obligations relate to the abandonment of oil wells and related surface facilities. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED FEBRUARY 28, 2014
UNAUDITED

7.           ASSET RETIREMENT OBLIGATION - continued

The following shows the changes in asset retirement obligations for the six months ended February 28, 2014:

	February 28,	August 31,
	2014	2013
Asset retirement obligations, beginning	$103,299	$95,206
Liabilities acquired during the period	32,905	-
Liabilities settled during the period	-	-
Current period accretion	4,615	8,093
Asset retirement obligations, ending	$140,819	$103,299

8.           NET PROFITS INTEREST (“NPI”) PAYABLE

In connection with SCNRG’s December 1, 2009 Purchase and Sale Agreement for DEEP, and as part of the purchase price consideration, SCNRG entered into an Assignment of Net Profit Interest with Christian Hall Petroleum. Pursuant to the agreement, SCNRG is required to make monthly payments to the holder in an amount equal to 40% of SCNRG’s share of net profit (as defined in the agreement) from production.

Until February 1, 2014, SCNRG’s working interest in the DEEP property was 66.67%, and the NPI agreement called for a minimum monthly payment of $1,985 (SCNRG’s 66.67% share).  Beginning February 1, 2014, SCNRG’s working interest in the DEEP property increased to 87.18% (see Note 5), and its share of the minimum monthly payment became $2,596.  In total, SCNRG and other working interest owners are required to make a minimum monthly payment of $2,978.  Payments are required until SCNRG and other working interest owners have made NPI payments in aggregate between $347,000 and $357,410 on or before December 31, 2022 (the actual maximum amount within this range is dependent on when SCNRG and other working interest owners satisfy their aggregate NPI payment obligations).  As of February 28, 2014, SCNRG and other working interest owners have made NPI payments totaling $110,311.  SCNRG has paid its 66.67% working interest share of this amount paid to date, and will be responsible for its 87.18% working interest share of future payments as a result of recently increasing its working interest (87.18% will increase to 100% once the remaining interest is acquired.)

Given its terminating nature, the discounted present value of the minimum monthly NPI payments was recorded as a liability at SCNRG’s December 1, 2009, acquisition date of a 66.67% working interest in the DEEP property, and this liability was increased pro rata when our working interest increased to 87.18% on February 1, 2014.  The discount rate used in both cases was 10.0% per annum.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED FEBRUARY 28, 2014
UNAUDITED

8.           NET PROFITS INTEREST (“NPI”) PAYABLE - continued

Changes in SCNRG’s share of the NPI liability are as follows:

	February 28,	August 31,
	2014	2013

NPI liability, beginning of period	$124,597	$135,640
Liabilities assumed in connection with DEEP Lease acquisition	36,824	-
Current period accretion	6,009	12,865
Payments made	(11,913)	(23,908)
NPI liability, end of period	155,517	124,597
Less: current portion	16,643	12,109
NPI liability, long-term portion	$138,874	$112,488

9.           FAIR VALUE MEASUREMENTS

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

▪
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe receivables, payables and our loans approximate fair value at February 28, 2014 and August 31, 2013.

▪
Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

▪
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

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED FEBRUARY 28, 2014
UNAUDITED

9.           FAIR VALUE MEASUREMENTS - continued

	Fair Value Measurement
	Level 1	Level 2	Level 3
February 28, 2014
Assets:
Capitalized oil and gas properties, net	$-	$-	$578,959
Liabilities:
Net profit interest liability	-	-	(155,517)
Asset retirement obligation			(140,819)
Total	$-	$-	$282,623

August 31, 2013
Assets:
Capitalized oil and gas properties, net	$-	$-	$297,500
Liabilities:
Net profit interest liability	-	-	(124,597)
Asset retirement obligation	-	-	(103,299)
Total	$-	$-	$69,604

10.           COMMITMENTS AND CONTINGENCIES

Commitments

Pursuant to SCNRG’s December 1, 2009 Purchase and Sale Agreement, oil production from the DEEP property is subject to a 1% overriding royalty.  Additionally, production is also subject to an aggregate additional 19.92% royalty for total royalties of 20.92%.

Further, in connection with the aforementioned agreement, SCNRG entered into an Operating Agreement with Caleco, LLC (“Caleco”) for a term equal to the life of the wells.  Caleco now owns a 6.47% working interest in DEEP, which is subject to a purchase option in favor of SCNRG as described in Note 5.  As the operator, Caleco incurs production and other costs, which are subsequently billed to SCNRG through a joint interest billing process; and the operator distributes to SCNRG its share of revenue received from production, less royalties and NPI obligations. All expenses and revenue presented by the operator represent the pro rata share of the revenue earned and expenses incurred.  In accordance with the terms of the agreement, the operator is entitled to a fee for services but has instead elected to bill SCNRG based on actual time and materials.

Contingencies

We are subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the owners for the cost of pollution cleanup resulting from operations and subject the owners to liability for pollution damages. In some instances, the operator may be directed to suspend or cease operations in the affected area.  As of February 28, 2014, and August 31, 2013, we have no reserve for environmental remediation and are not aware of any environmental claims.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED FEBRUARY 28, 2014
UNAUDITED

11.           STOCKHOLDERS’ EQUITY

The following common stock transactions occurred during the six months ended February 28, 2014:

(a)  On October 25, 2013, we issued 14,000,000 shares of our common stock to the members of SCNRG for 100% of the membership interests in SCNRG.  As described in Notes 1 and 3, the acquisition of SCNRG by SCGC has been accounted for as a recapitalization of SCGC for accounting purposes;

(b)  On January 1, 2014, we issued 3,000,000 shares of our common stock to acquire Hawker as described in Note 4;

(c) On January 8, 2014, we issued 2,000,000 shares of our common stock to Ryan Bateman to satisfy an obligation pursuant to a July 2013 purchase agreement for the Sawtelle well interest;

(d)  On January 10 and January 31, 2014, we closed private placements for an aggregate of 4,775,000 units for gross proceeds of $477,500.  This includes $22,500 to settle certain accounts payable.  No commissions were paid or are payable.  The price of each unit was $0.10.  Each unit is comprised of one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock at $0.20 per share.  The warrants expire five years from the closing date.  Net proceeds after offering costs were $457,000.  No separate accounting was given to the warrants as the value is indeterminable, and any such allocation would be recorded to paid-in capital regardless, just as the excess over par value for the common stock was recorded.

(e)  During the period February 1, 2014 through February 28, 2014, we receive an additional $40,000 for an additional 400,000 units, for which closing had not yet occurred as of February 28, 2014.  See Note 14.

12.           RELATED PARTY TRANSACTIONS

On January 1, 2014, we exercised our option to acquire all of the membership interests in Hawker Energy, LLC, a California limited liability company (“Hawker”), from Darren Katic and Charles Moore (collectively the “Sellers”).  We issued 3,000,000 shares of our common to the Sellers as consideration for the acquisition, 1,500,000 shares to each Seller.  We also assumed net liabilities of $135,199.  We may be required to issue up to an additional 33,000,000 shares to Sellers upon SCGC or Hawker consummating certain follow-on transactions. (See Note 4).  Mr. Katic is a director and our Chief Executive Officer and Chief Financial Officer.  He was a member of SCNRG, LLC, which we acquired on October 25, 2013, and at which point Mr. Katic became a director, officer and a significant shareholder of SCGC.

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

On January 10, 2014, Darren Katic, one of the sellers of SCNRG and a director, officer and significant shareholder of SCGC, purchased 380,000 units of SCGC for $38,000, Manhattan Holdings, LLC, one of the sellers of SCNRG and a significant shareholder of SCGC, acquired 900,000 units of SCGC for $90,000, and Gerald Tywoniuk, also one of the sellers of SCNRG, purchased 500,000 units of SCGC for $50,000.  On January 31, 2014, Kristian Andresen, a director, officer and significant shareholder agreed to settle $15,000 owing to him in exchange for 150,000 units.  All of these amounts are a portion of the monies we raised described in Note 11.  Each unit is comprised of one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock at $0.20 per share.  The warrants expire five years from the closing date.   The price of each unit was $0.10 per unit.

Subsequent to February 28, 2014, Mr. Katic, Manhattan Holdings, LLC and Mr. Tywoniuk agreed to settle amounts owing to them (see Note 6), and for certain expenses incurred by them, totaling $120,312, in exchange for 1,203,120 units with the same terms described above.  See Note 14.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED FEBRUARY 28, 2014
UNAUDITED

13.           PRO FORMA FINANCIAL INFORMATION

The following table presents unaudited pro forma consolidated information, adjusted for the acquisitions of SCGC (Note 3) and the additional 20.51% interest in DEEP Lease (Note 5), as if the acquisitions had occurred on September 1, 2012:

	Six Months Ended February 28,
	2014	2013
Revenue	$58,681	$30,632
Net loss	$(263,866)	$(70,199)
Loss per share	$(0.01)	$-

These amounts have been calculated after applying our accounting policies and adjusting the results to reflect the recapitalization of SCGC.  The unaudited pro forma adjustments are based on available information and certain assumptions we believe are reasonable.  It was determined that Hawker was not a business and therefore there is no pro forma adjustment for the acquisition of Hawker (Note 4).

14.           SUBSEQUENT EVENT

On April 9, 2014, we closed on an additional $364,972 for 3,649,720 units with the same terms as described in Note 11.  Included in this amount is $120,312 to settle amounts owing to related parties, and for certain expenses incurred by them, in exchange for 1,203,120 units (see Note 12 to the unaudited interim financial statements elsewhere in this report).  Also included in this amount is $25,000 in cash for 250,000 units purchased by SMED Capital Corp., an entity owned indirectly by Kristian Andresen, a director, officer and significant shareholder, and the conversion of a $24,060 accounts payable to a vendor into 240,600 units.

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

Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and, therefore, you should not put undue reliance upon them.  Some of the statements that are forward-looking include: our ability to successfully implement our business plan; our estimates of revenues and of other expenses associated with our operations; our ability to explore and develop our properties; our reserve estimates; and our ability to generate sufficient cash flows and maintain adequate sources of liquidity to finance our ongoing operations and capital expenditures.  We undertake no obligation to update or revise any forward-looking statements.

History and Overview

Sara Creek Gold Corp. (“Sara Creek”, the “Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on June 12, 2006, under the name of Uventus Technologies Corp.  On September 23, 2009, we merged with our wholly-owned subsidiary and changed our name to Sara Creek Gold Corp.

On October 25, 2013, pursuant to an Agreement and Plan of Reorganization (the “Agreement”), we acquired SCNRG, LLC, a California limited liability company (“SCNRG”).  As a result of our acquisition of SCNRG, SCNRG became a wholly-owned subsidiary of Sara Creek.  However, for accounting purposes SCNRG is deemed to be the acquirer. Pursuant to the Agreement, the members of the SCNRG exchanged 100% of their membership interests in SCNRG in exchange for 14.0 million common shares of Sara Creek, an amount that constituted a majority of the common shares outstanding and a majority of the total diluted common share count immediately following the closing.

On January 1, 2014, we acquired all of the membership interests in Hawker Energy, LLC, a California limited liability company (“Hawker”), for 3,000,000 shares of our common stock and assumption of $135,199 in net liabilities of Hawker.

Accordingly, going forward, the consolidated financial statements of Sara Creek, including its wholly-owned subsidiaries SCNRG and Hawker, consist of SCNRG’s historical results consolidated with Sara Creek’s results beginning October 25, 2013. For example, for the six months ended February 28, 2014 (which is disclosed in this report), the condensed consolidated financial statements of Sara Creek, including its wholly-owned subsidiary SCNRG, consist of SCNRG’s results for the six months ended February 28, 2014, consolidated with Sara Creek’s results beginning October 25, 2013, and Hawker’s results commencing with its acquisition on January 1, 2014, compared to SCNRG’s historical results for the six months ended February 28, 2013.

Commencing with our acquisition of SCNRG, we are now in the oil and gas exploitation business and our goal is to acquire and develop mature leases, interests and other rights to oil and gas producing properties with proven undeveloped potential.  We expect to change our name in 2014 to reflect our new business focus.

Recent Developments – Six Months Ended February 28, 2014 and subsequent

Acquisition of SCNRG and subsequent acquisition of an additional working interest in the DEEP Lease

On October 25, 2013, we acquired all of the membership interests in SCNRG from Darren Katic, Gerald Tywoniuk and Manhattan Holdings, LLC, a Delaware limited liability company, in exchange for 14.0 million shares of our common stock. As a result of the acquisition, SCNRG has become our wholly-owned subsidiary.  Mr. Katic became a director, Chief Executive Officer and Chief Financial Officer, and a significant shareholder of Sara Creek upon our acquisition of SCNRG.

SCNRG owns a working interest in an oil producing property known as the DEEP Lease (also referred to as “DEEP” or the “DEEP property”).   Until February 1, 2014, SCNRG owned a 66.67% working interest in the DEEP Lease.  On February 4, 2014, SCNRG completed the acquisition of additional 20.51% working interest in the DEEP Lease for $200,000 in cash plus assumed asset retirement obligations and net profits interest liabilities aggregating to an estimated fair value of $69,729, for total consideration of $269,729.  SCNRG’s working interest increased from 66.67% to 87.18% as a result of the purchase, effective February 1, 2014.

SCNRG has an agreement with the two other working interest owners to acquire the remaining 12.82% working interest for $125,000 in cash, plus assumption of asset retirement obligations and net profits interest liabilities, once SCGC raises net unit offering proceeds (see Note 14 to the unaudited interim financial statements contained elsewhere in this report) of at least $125,000 following February 4, 2014.  SCGC completed this amount of fund raising on April 9, 2014, but SCNRG has yet to close on the remaining purchase and is in discussion with the sellers to extend the agreed purchase to one or more later dates.  Upon completion of this remaining purchase, SCNRG’s working interest in the DEEP Lease will be 100%.

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

Oil production on the DEEP Lease is subject to a 20.92% overriding royalty interest.  In addition, in connection with SCNRG’s December 1, 2009 Purchase and Sale Agreement whereby it acquired DEEP, and as part of the purchase price consideration, SCNRG entered into an Assignment of Net Profit Interest with Christian Hall Petroleum. Pursuant to the agreement, SCNRG is required to make monthly payments to the holder in an amount equal to 40% of its share of net profit (as defined in the agreement) from production.  Until February 1, 2014, SCNRG’s working interest in the DEEP property was 66.67%, and the NPI agreement called for a minimum monthly payment of $1,985 (SCNRG’s 66.67% share).  Beginning February 1, 2014, SCNRG’s working interest in the DEEP property increased to 87.18%, and its share of the minimum monthly payment became $2,596.  In total, SCNRG and other working interest owners are required to make a minimum monthly payment of $2,978.  Payments are required until SCNRG and other working interest owners have made NPI payments in aggregate between $347,000 and $357,410 on or before December 31, 2022 (the actual maximum amount within this range is dependent on when SCNRG and other working interest owners satisfy their aggregate NPI payment obligations).  As of February 28, 2014, SCNRG and other working interest owners have made NPI payments totaling $110,311.  SCNRG has paid its 66.67% working interest share of this amount paid to date, and will be responsible for its 87.18% working interest share of future payments as a result of recently increasing its working interest (87.18% will increase to 100% once the remaining interest is acquired.)

As further described in our Annual Report on Form 10-K for the year ended August 31, 2013, our then 66.67% working interest share of the net proved reserves at that date from the DEEP Lease were 178,500 barrels, of which 1,900 barrels were proved producing reserves and 176,600 barrels were proved undeveloped reserves.  The present value (at a 10% discount rate) of our then 66.67% working interest was $3.3 million, of which $0.1 million was from the proved developed reserves and $3.2 million was from the proved undeveloped reserves.  The property has development potential both from the existing wellbores, together with twelve additional proved undeveloped gross well locations.  We have since increased our working interest to 87.18%, increasing our share of proved reserves and present value accordingly.

Acquisition of Hawker Energy, LLC

On January 1, 2014, we exercised our option to acquire all of the membership interests in Hawker from Darren Katic (who was also a seller in our transaction with SCNRG) and Charles Moore (collectively the “Hawker Sellers”).  We issued 3,000,000 shares of our common stock to the Hawker Sellers as consideration for the acquisition and, as described below, may be required to issue up to an additional 33,000,000 shares of our common stock to the Hawker Sellers upon us or Hawker consummating certain follow-on transactions described below (“Potential Follow-On Transactions”).  In addition, we assumed $135,199 in net liabilities of Hawker.

Hawker is a California-based independent development-stage oil company focused on identifying and evaluating low-risk developmental opportunities in proven oil reserves in existing oil fields. Over the last two years, Hawker has assembled an inventory of potential development opportunities, including the Potential Follow-On Transactions.  Hawker, through its wholly-owned subsidiary Punta Gorda Resources, LLC, claims developmental rights of certain mineral rights of coastal lease PRC 145.1 just offshore Ventura County in the Rincon Field and ownership rights to an associated on-shore drilling and production site. This lease is subject to 24.5% in overriding royalties, primarily to the State of California. A single active well on PRC 145.1 has historically produced between 5 and 15 barrels of oil per day (gross production before royalties). This lease has ten other non-active wells, one or more of which may be recompleted or re-drilled. All rights claimed by Hawker to PRC 145.1 are being challenged in court by the lease’s operator of record -- Case No. 56-2013-00440672-CU-BC-VTA pending in Ventura County Superior Court (see Part II, Item 1, “Legal Proceedings”).  Hawker is currently not receiving any net proceeds from production on this lease pending resolution of this matter in our favor.

After we exercise the option to acquire Hawker, the agreement also provides that the Hawker Sellers may be entitled to additional shares of our common stock upon the consummation of Potential Follow-On Transactions as follows:

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

The Potential Follow-On Transactions are dependent on a number of variables that are not within our control and as a result management cannot state with a reasonable degree of certainty that the acquisitions will occur.  The consummation of any Potential Follow-On Transaction is independent of the Hawker acquisition.  Any shares of SCGC that may be issued upon the consummation of any of the Potential Follow-On Transactions will constitute costs of completing the applicable follow-on transaction (as opposed to incremental consideration for the SCGC’s acquisition of Hawker).

As of April 9, 2014, Mr. Katic beneficially owns 8,564,910 shares (or 21.7%) of our outstanding common stock and Mr. Moore beneficially owns 1,500,000 shares (or 3.8%) of our outstanding common stock.  Assuming, for purposes of example only, that all 33,000,000 shares of our common stock issuable upon the consummation of Potential Follow-On Transactions were issued to Messrs. Katic and Moore and outstanding on April 9, 2014, Mr. Katic would beneficially own 25,064,910 shares (or 34.6%) of our outstanding common stock and Mr. Moore would beneficially own 18,000,000 shares (or 24.9%) of our outstanding common stock as of such date. These assumed percentage ownership figures do not consider any potential common stock issuances to fund such Potential Follow-on Transactions.

Sale of common stock and warrant units

On January 10 and January 31, 2014, we closed private placements for an aggregate of 4,775,000 units for gross proceeds of $477,500.  This includes $22,500 to settle certain accounts payable.  No commissions were paid or are payable.  The price of each unit was $0.10.  Each unit is comprised of one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock at $0.20 per share.  The warrants expire five years from the closing date.  Net proceeds after offering costs were $457,000.

Of the amounts described above, Darren Katic, a director and officer of Sara Creek, purchased 380,000 Units for $38,000, Manhattan Holdings, LLC, a former member of SCNRG and now a significant shareholder of SCGC, purchased 900,000 Units for $90,000, Gerald Tywoniuk, also a former member of SCNRG purchased 500,000 Units for $50,000 and Kristian Andresen, a director, officer and significant shareholder, agreed to settle $15,000 owing to him in exchange for 150,000 units.

On April 9, 2014, we closed on an additional $364,972 for 3,649,720 units with the same terms as described above. Included in this amount is $120,312 to settle amounts owing to related parties, and for certain expenses incurred by them, in exchange for 1,203,120 units (see Note 12 to the unaudited interim financial statements elsewhere in this report).  Also included in this amount is $25,000 in cash for 250,000 units purchased by SMED Capital Corp., an entity owned indirectly by Kristian Andresen, a director, officer and significant shareholder, and the conversion of a $24,060 accounts payable to a vendor into 240,600 units.

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

As noted above, as a result of completion of our acquisition of SCNRG, the condensed consolidated financial statements of Sara Creek, including SCNRG, consist of SCNRG’s historical results consolidated with Sara Creek’s results beginning October 25, 2013, compared to SCNRG’s historical results for the three and six months ended February 28, 2013.    In addition, On January 1, 2014, we acquired all of the membership interests of Hawker, and its wholly-owned subsidiary Punta Gorda Resources, LLC, and our condensed consolidated financial statements include the accounts of these entities beginning January 1, 2014.

Three months ended February 28, 2014 and 2013

Our net loss of $176,491 in the three months ended February 28, 2014, was largely the result of professional fees and general and administrative costs.  This loss compares to a $23,367 loss in the comparable prior year quarter.

Revenue was $18,348 for the three months ended February 28, 2014, compared to none in the year ago quarter, when there was significant downtime on the DEEP Lease.  There were no oil sales from the DEEP Lease in February 2014 due to the timing of shipments.  Net oil sales from our working interest in the DEEP Lease to our account (after royalties) from the current three (gross) producing wells averaged 1.8 net barrels per day for the three months ended February 28, 2014, and realized $90.51 per barrel before royalties of $2,435 to produce net revenues of $15,608 after royalties, with the balance of the oil sales revenue attributable to a 2.5% working interest in the DF#15 well in the Sawtelle Field, Los Angeles, which was acquired in July 2013.

Direct operating costs fell to $8,020 in the three months ended February 28, 2014, from $14,580 for the three months ended February 28, 2013.  The higher costs a year ago reflect higher maintenance costs.

Depletion, depreciation and amortization expense were $7,847 in the quarter ended February 28, 2014, compared to $3,912 in the quarter ended February 28, 2013.  Higher depletion expense reflects increased oil sales in the 2014 period.

Revenue, direct operating costs, and depletion, depreciation and amortization expenses vary with oil prices, downtime, repair and other operating costs, expensed workover programs, investments in drilling for new production and proved reserve estimates.

Professional fees increased from $630 for the three months ended February 28, 2013, to $121,972 for the three months ended February 28, 2014.  Increased professional fees were due to our acquisitions of Hawker and an additional working interest in the DEEP, litigation costs associated with Hawker’s claim to coastal lease PRC 145.1, and other start-up expenses resulting from our acquisition of SCNRG, which closed October 25, 2013.  Professional fees can vary substantially from quarter-to-quarter going forward depending on financing activity, business development and property evaluation costs, litigation expenses associated with coastal lease PRC 145.1 and costs associated with being a public company.

Other general and administrative expenses were $53,665 in the current year quarter compared to $995 in the corresponding year ago quarter reflecting outsourced accounting services, investor relations activities, start-up expenses, rent and increased activity.

Interest expense is primarily accretion of interest on the DEEP NPI, and the expense amounted to $3,335 for the quarter ended February 28, 2014 compared to $3,250 for the year ago quarter.  This amount will remain relatively constant unless there is a reduction in the expected timeframe for repayment of the NPI which would cause interest accretion to accelerate.

Six months ended February 28, 2014 and 2013

Our net loss of $252,524 in the six months ended February 28, 2014, was largely the result of professional fees and general and administrative costs.  This loss compares to a $25,023 loss in the comparable prior year period.

Revenue was $44,112 for the six months ended February 28, 2014, compared to $23,425 for the six months ended February 28, 2013.  The latter period was adversely impacted by downtime on the DEEP Lease, which resulted in no oil sales for the 2013 quarter.  There was no significant downtime or repairs on the DEEP property in the 2014 period.  Net oil sales from our working interest in the DEEP Lease to our account (after royalties) from the current three (gross) producing wells averaged 2.2 net barrels per day for the six months ended February 28, 2014, and realized $90.88 per barrel before royalties of $6,640 to produce net revenues of $39,772 after royalties, with the balance of the oil sales revenue attributable to a 2.5% working interest in the DF#15 well in the Sawtelle Field, Los Angeles, which was acquired in July 2013.  Oil sales in the 2013 period averaged 1.4 net barrels per day to realize $93.88 per barrel to produce net revenues of $23,425 after royalties.

Direct operating costs were $20,992 for the six months ended February 28, 2014, down from $26,874 for the six months ended February 28, 2013.  The year ago period reflects higher maintenance costs.

Depletion, depreciation and amortization expense were $15,957 in the six months ended February 28, 2014, compared to $11,469 in the six months ended February 28, 2013.  Depletion expense varies with oil sales volumes which were higher in the 2014 period due to the absence of downtime.

Revenue, direct operating costs, and depletion, depreciation and amortization expenses vary with oil prices, downtime, repair and other operating costs, expensed workover programs, investments in drilling for new production and proved reserve estimates.

Professional fees increased from $1,747 for the six months ended February 28, 2013, to $193,043 for the six months ended February 28, 2014, primarily due to professional fees incurred in connection with the acquisition of, and preparation of audited financial statements for, SCNRG, acquisitions of Hawker and an additional working interest in the DEEP, litigation costs associated with Hawker’s claim to coastal lease PRC 145.1, and other start-up expenses resulting from our acquisition of SCNRG, which closed October 25, 2013.  Professional fees can vary substantially from period-to-period going forward depending on financing activity, business development and property evaluation costs, litigation expenses associated with coastal lease PRC 145.1 and costs associated with being a public company.

Other general and administrative expenses for the six months ended February 28, 2014 were $59,896 compared to $1,789 in the six months ended February 28, 2013 reflecting outsourced accounting services, investor relations activities, start-up expenses, rent and increased activity.

Interest expense is primarily accretion of interest on the DEEP NPI, and the expense amounted to $6,748 for the six months ended February 28, 2014 compared to $6,569 for the six months ended February 28, 2013.  This amount will remain relatively constant unless there is a reduction in the expected timeframe for repayment of the NPI which would cause interest accretion to accelerate.

Cash Flows

Operating Activities

During the six months ended February 28, 2014, we used cash in the amount of $203,840 for operating activities, compared to $6,136 cash generated in the corresponding six month period.  There were significant professional fees, $193,043, in the six months ended February 28, 2014, related to completion of the acquisition of, and preparation of audited financial statements for, SCNRG, acquisitions of Hawker and an additional working interest in the DEEP Lease, litigation expenses to pursue the claim on coastal lease PRC 145.1, and other start-up costs in connection with our acquisition of SCNRG.  Although some of these fees were largely unpaid at the end of the quarter contributing to a large accounts payable balance of $202,818, we also paid a significant portion of Hawker’s assumed accounts payable balance as of January 1, 2014, of approximately $123,000 during the period.  We anticipate that these payables will be paid from proceeds from private placements (including the sale of units described elsewhere in this report) or other financings that we may undertake.

Investing Activities

During the six months ended February, 28, 2014, completion of the acquisition of SCNRG meant that SCNRG acquired Sara Creek’s cash balance of $6,004; the acquisition of additional working interest in DEEP Lease used cash of $200,000; and completion of the acquisition of Hawker meant that SCNRG acquired Hawker’s cash balance of $1,214.

There were no investing activities for the six months ended February 28, 2013.

Financing Activities

During the six months ended February 28, 2014 and 2013, we paid $11,913 and $11,995, respectively, required under the DEEP NPI.  Also during the six months ended February 28, 2014, we generated net cash proceeds of $434,524 from the unit offering and net cash proceeds of $40,000 from the unit offering not yet closed.

Liquidity and Financial Condition

As of February 28, 2014, we had cash of $74,287, current liabilities of $232,461 and a working capital deficit of $118,612.  During the six months ended February 28, 2014, the Company had a net loss of $252,524, largely attributable to $193,043 in professional fees and $59,896 of other general administrative costs, both as described above.

To date, we have relied on investor capital to fund our operations.  On January 10 and January 31, 2014, we closed private placements for an aggregate of 4,775,000 units for gross proceeds of $477,500.  This includes $22,500 to settle certain accounts payable.  No commissions were paid or are payable.  The price of each unit was $0.10.  Each unit is comprised of one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock at $0.20 per share.  The warrants expire five years from the closing date.  Net proceeds after offering costs were $457,000.  On April 9, 2014, we closed on an additional $364,972 for 3,649,720 units with the same terms as described above. Included in this amount is $120,312 to settle amounts owing to related parties, and for certain expenses incurred by them, in exchange for 1,203,120 units (see Note 12 to the unaudited interim financial statements elsewhere in this report), and the conversion of a $24,060 accounts payable to a vendor into 240,600 units.

Management’s business plan for the balance of calendar year 2014 is to close the acquisition of the remaining 12.82% working interest in the DEEP Lease, drill up to two new wells on the DEEP property, continue to pursue Hawker’s claim to coastal lease PRC 145.1 (see Part II, Item 1, “Legal Proceedings”), and pursue other opportunities. We currently do not have sufficient financial resources to fund this plan.  We will also require further financial resources to further develop the DEEP Lease, to exploit coastal lease PRC 145.1 (assuming we are successful in securing our claim in the lease) and close other opportunities.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of February 28, 2014, we had total current assets of $113,849 and a working capital deficit in the amount of $118,612. We incurred a net loss of $252,524 during the six months ended February 28, 2014, and an accumulated net loss of $603,750 since the inception of SCNRG in December 2009.

The financial statements contained elsewhere in this report do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing or sale of our common stock as may be required and ultimately to attain profitability.

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

Oil Properties

We follow the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We also capitalize internal costs that can be directly identified with our acquisition and exploration and development activities.  We do not capitalize any costs related to production, general corporate overhead or similar activities.  Surface equipment on a property is also part of the amounts capitalized.

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

Net Profits Interest

A Net Profits Interest (“NPI”) on the DEEP property calls for 40% of the net cash flow, as defined in the Assignment of Net Profit Interest, to be paid each month to the owner of the NPI.  If net cash flow is negative, such losses carry forward to be deducted against future positive net cash flow.  There is a minimum monthly payment.  See Note 8 to the unaudited financial statements contained in this report.

Given its terminating nature, the discounted present value of the minimum monthly NPI payments was recorded as a liability at SCNRG’s December 1, 2009, acquisition date of a 66.67% working interest in the DEEP property, and this liability was increased pro rata when our working interest increased to 87.18% on February 1, 2014.  The discount rate used in both cases was 10.0% per annum.

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

Item 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of February 28, 2014.

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

Changes in Internal Control over Financial Reporting

During the second quarter ended February 28, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1	Legal Proceedings

Punta Gorda Resources, LLC vs. Windsor Energy Us Corporation, et al., Case No. 56-2013-00440672-CU-BC-VTA, Superior Court of California, Ventura County.  On June 4, 2013, Punta Gorda Resources, LLC (a wholly owned subsidiary of Hawker Energy, LLC) filed a complaint for specific performance, breach of contract and declaratory relief in the United States Bankruptcy Court against the named defendants seeking to compel them to transfer rights and interests provided in a Bankruptcy Court-approved Settlement Agreement concerning coastal lease PRC 145.1 just offshore Ventura County in the Rincon Field.  The complaint was dismissed on procedural grounds and re-filed by Punta Gorda in the Ventura County Superior Court.  Deposition, document and written discovery has commenced.  Although we intend to vigorously pursue Punta Gorda’s rights in this case, the outcome of this matter is not determinable as of the date of this report.

In addition to the pending matters described above, we are, from time to time, involved in various legal proceedings incidental to the conduct of our business. We are unable to predict the ultimate outcome of these matters.

Item 1A	Risk Factors

Not required for a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

On January 10 and 31, 2014, we closed private placements aggregating 4,775,000 “Units” for gross proceeds of $477,500.  No commissions were paid or are payable.  The price of each Unit was $0.10.  Each Unit is comprised of one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock on payment of $0.20 per share.  The warrants expire five years from the closing date.

On April 9, 2014, we closed on a further 3,649,720 Units for gross proceeds of $364,972.  Each Unit has the same terms and conditions as above.  Included in this amount is $120,312 to settle amounts owing to related parties, and for certain expenses incurred by them, in exchange for 1,203,120 units (see Note 12 to the unaudited interim financial statements elsewhere in this report).  Also included in this amount is $25,000 in cash for 250,000 units purchased by SMED Capital Corp., an entity owned indirectly by Kristian Andresen, a director, officer and significant shareholder, and the conversion of a $24,060 accounts payable to a vendor into 240,600 units.

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

Item 3	Defaults upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Number	Exhibit

10.1	Form of Warrant (U.S. Investor) (1)
10.2	Form of Warrant (Non-U.S. Investor) (2)
31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

(1)  Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 16, 2014.
(2)  Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 16, 2014.

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

Sara Creek Gold Corp.

Date: April 10, 2014	/s/ Darren Katic
Darren Katic Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)