Form 10-Q
period 2014-05-31
SARA CREEK GOLD CORP.
filed 2014-07-15
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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
41,174,703 shares of common stock as of July 10, 2014.

SARA CREEK GOLD CORP.
FOR THE FISCAL QUARTER ENDED
May 31, 2014

PART I

Item 1	Financial Statements

SARA CREEK GOLD CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2014	August 31, 2013
ASSETS

Current assets:
Cash	$258,164	$8,298
Accounts receivable	23,919	18,755
Inventory	10,312	7,064
Prepaid expenses	8,570	2,658
Secured subordinated loan receivable, short term	303,129	-
Total current assets	604,094	36,775

Fixed assets:
Machinery and equipment, net of accumulated
depreciation of $18,395 and $15,179, respectively	15,479	13,156

Other assets:
Capitalized oil and gas properties, net of accumulated
depletion of $79,324 and $59,878, respectively	736,915	297,590

Deposits	5,000	-

Total assets	$1,361,488	$347,521

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$478,745	$31,018
Net profits interest payable, current portion	19,571	12,109
Loan payable to related party, short term	180,000	-
Convertible notes payable, short term	300,378	-
Total current liabilities	978,694	43,127

Long term liabilities:
Loans payable to related parties, long term	-	89,833
Asset retirement obligations	164,818	103,299
Net profits interest payable, long term portion	154,054	112,488
Total long term liabilities	318,872	305,620

Total liabilities	1,297,566	348,747

Stockholders' equity:
Common stock; $0.001 par value; 750,000,000
shares authorized, 39,686,703
shares issued and outstanding	39,687	-
Common stock payable	5,000	-
Additional paid in capital	1,023,512	350,000
Accumulated deficit	(1,004,277)	(351,226)
Total stockholders' equity (deficit)	63,922	(1,226)

Total liabilities and stockholders' equity	$1,361,488	$347,521

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013

Revenue:
Oil revenues	$35,755	$33,942	$79,867	$57,367

Expenses:
Direct operating costs	19,224	25,277	40,216	52,151
Depletion, depreciation and amortization	12,249	7,271	28,206	18,740
Professional fees	320,019	1,000	513,062	2,747
General and administrative expenses	66,251	1,862	126,147	3,651
Equity compensation expense	14,999	-	14,999	-
Total expenses	432,742	35,410	722,630	77,289

Net operating (loss)	(396,987)	(1,468)	(642,763)	(19,922)

Other expense:
Interest (income)	(827)	-	(827)	-
Interest expense	4,367	3,183	11,115	9,752
Total other expense	3,540	3,183	10,288	9,752

Loss before income taxes	(400,527)	(4,651)	(653,051)	(29,674)
Provision for income taxes	-	-	-	-

Net loss	$(400,527)	$(4,651)	$(653,051)	$(29,674)

Net loss per common share - basic and diluted	$(0.01)	$-	$(0.02)	$(0.01)

Weighted average common shares outstanding -
basic and diluted	37,874,868	5,544,561	28,967,059	5,453,303

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	May 31, 2014	May 31, 2013

Cash flows from operating activities:
Net loss	$(653,051)	$(29,674)
Depletion, depreciation and amortization	20,650	12,671
Accretion of asset retirement obligation	7,556	6,069
Accretion of net profits interest liability	9,883	9,752
Stock compensation expense	14,999
Adjustments to reconcile net loss to net
cash used in operating activities:
Accounts receivable	(3,611)	(7,342)
Inventory	3,033	3,825
Prepaid expenses	10,713	1,401
Accounts payable and accrued expenses	329,583	(1,829)
Net cash provided by (used in) operating activities	(260,245)	(5,127)
	#REF!
Cash flows from investing activities:
Cash acquired in Sara Creek acquisition	6,004	-
Cash acquired in Hawker acquisition	1,214	-
Acquisition of an additional working interest in DEEP Lease	(325,000)	-
Secured subordinated loan receivable	(302,306)	-
Net cash provided by (used in) investing activities	(620,088)	-

Cash flows from financing activities:
Loan from related party	180,000	17,500
Net proceeds from unit offering	669,901	-
Payments on net profits interest agreement	(19,702)	(17,953)
Proceeds from convertible notes	300,000	-
Net cash provided by (used in) financing activities	1,130,199	(453)
	#REF!
Net change in cash	249,866	(5,580)

Cash, beginning	8,298	7,822

Cash, end	$258,164	$2,242

Supplemental disclosure of cash flow information:
Interest paid	$9,883	$9,752
Units issued to settle loans from related parties	$135,312	$-
Units issued to settle accounts payable	$31,560	$-

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

							Total
	Common Stock		Common Stock Payable		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Equity

Balance, August 31, 2012	-	$-	-	$-	$350,000	$(309,235)	$40,765
Net loss					-	(41,991)	(41,991)
Balance, August 31, 2013	-	-	-	-	350,000	(351,226)	(1,226)
Recapitalization on completion of acquisition of SCNRG	25,961,983	25,962	2,000,000	2,000	(26,336)	-	1,626
Issued to acquire Hawker	3,000,000	3,000	-	-	(138,199)	-	(135,199)
Issuance of common stock payable	2,000,000	2,000	(2,000,000)	(2,000)	-	-	-
Net proceeds from unit offering	8,724,720	8,725	-	-	823,048	-	831,773
Proceeds received for common stock payable	-	-	50,000	5,000	-	-	5,000
Stock compensation	-	-	-	-	14,999	-	14,999
Net loss	-	-	-	-	-	(653,051)	(653,051)
Balance, May 31, 2014	39,686,703	$39,687	50,000	$5,000	$1,023,512	$(1,004,277)	$63,922

The accompanying notes are an integral part of these financial statements.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MAY 31, 2014
UNAUDITED

1.	DESCRIPTION OF BUSINESS

Sara Creek Gold Corp. (“we”, “our”, “us”, “SCGC”, Sara Creek or “the Company”) was incorporated under the laws of the State of Nevada on June 12, 2006, under the name of Uventus Technologies Corp. On September 23, 2009, we merged with our wholly owned subsidiary and changed our name to Sara Creek Gold Corp.

On October 25, 2013, we closed on the Agreement and Plan of Reorganization with SCNRG, LLC (“SCNRG”), a California limited liability company, whereby we acquired 100% of the membership interest in SCNRG, resulting in SCNRG becoming a wholly-owned subsidiary of SCGC, in exchange for 14.0 million shares of our common stock issued to the members of SCNRG (see Note 3).  For accounting purposes, the acquisition of SCNRG by SCGC has been accounted for as a reverse acquisition whereby SCNRG is the accounting acquirer effectuating a recapitalization of SCGC.  Accordingly, SCNRG is considered the acquirer for accounting purposes and, therefore, the historical financial statements of SCNRG are presented and consolidated with SCGC’s beginning October 25, 2013.  As a result of this transaction, SCGC changed its business direction and is now in the oil and gas industry.   Our goal is to acquire and develop mature leases, interests and other rights to oil and gas producing properties with proven undeveloped potential.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2013, as amended, which contains the audited financial statements and notes thereto for SCGC.  Additionally, the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on December 24, 2013, contains the audited financial statements and notes thereto for the years ended August 31, 2013 and 2012 for SCNRG.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the nine months ended May 31, 2014, are not necessarily indicative of results for the full fiscal year.

Principles of Consolidation

The acquisition of SCNRG by SCGC on October 25, 2013, has been accounted for as a reverse acquisition whereby SCNRG is the accounting acquirer effectuating a recapitalization of SCGC.  Therefore, our condensed consolidated financial statements include the historic accounts of SCNRG, and consolidated with SCGC’s beginning October 25, 2013.

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
NINE MONTHS ENDED MAY 31, 2014
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

Financial Instruments

Financial instruments consist of cash, accounts receivable, loan receivable, accounts payable, loan payable and notes payable. Recorded values of cash, receivables, accounts payable and accrued liabilities approximate fair values due to the short maturities of such instruments.  Recorded values for loan and notes payable approximate fair values, since their stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

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

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MAY 31, 2014
UNAUDITED

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Oil Properties - continued

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

Equity Compensation Expense

We record equity compensation expense for stock option grants based on the estimated grant-date fair value over the period the officers or consultants are required to provide services to earn the awards.

Net Profits Interest

A Net Profits Interest (“NPI”) on the DEEP property calls for 40% of the net cash flow, as defined in the Assignment of Net Profit Interest (see Note 10), to be paid each month to the owner of the NPI.  If net cash flow is negative, such losses carry forward to be deducted against future positive net cash flow.  Given its terminating nature, the discounted present value of the minimum monthly NPI payments was recorded as a liability at SCNRG’s December 1, 2009, acquisition date of a 66.67% working interest in the DEEP property, and this liability was increased pro rata when our working interest increased to 87.18% on February 1, 2014, and again on May 15, 2014, when our working interest increased to 100.0% (see Note 5).  The discount rate used in all cases was 10.0% per annum (see Note 10).

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MAY 31, 2014
UNAUDITED

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

Until October 25, 2013, SCNRG (the accounting acquirer of SCGC) was not a taxable entity for U.S. federal or California income tax purposes.  Taxes on its net income were borne by its members through the allocation of taxable income.  Until July 31, 2013, we were treated as a partnership for tax purposes.  On August 1, 2013, we elected to be treated as an S-Corp.  Upon completion of the reverse acquisition of SCGC, SCNRG became part of a consolidated taxable entity.  Due to a history of losses, we have a full valuation allowance for all net deferred tax assets, including our net operating loss.

Loss per share

Dilutive securities, including warrants to acquire common stock, shares issuable on conversion of notes payable and stock options, are excluded from the diluted weighted average shares of common stock outstanding computation in periods where they have an anti-dilutive effect, such as when we report a loss. Anti-dilutive securities omitted from the calculation for the three and nine months ended May 31, 2014 are 3,240,638 and 1,350,060, respectively, and none for the comparable 2013 periods.

Concentrations

Pursuant to a January 13, 2010, Crude Oil Purchase Contract between the DEEP operator and Plains Marketing L.P. (“PMLP”), all production from the DEEP property is sold to PMLP. The initial term of the agreement was for one year, expiring on December 31, 2010, and was automatically renewed for an additional one-year term that expired on December 31, 2011. Since January 1, 2012, the agreement has continued on a month-to-month basis and is cancellable upon thirty day’s written notice by either party.

New Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

3.	ACQUISITION OF SCNRG

As described in Note 1, on October 25, 2013, we acquired 100% of the membership interest in SCNRG, resulting in SCNRG becoming a wholly-owned subsidiary of SCGC, in exchange for 14.0 million shares of our common stock issued to the members of SCNRG.  For accounting purposes, the acquisition of SCNRG by SCGC has been accounted for as a reverse acquisition effectuating a recapitalization of SCNRG.   Accordingly, SCNRG is considered the acquirer for accounting purposes and, therefore, the historical financial statements of SCNRG are brought forward and consolidated with SCGC’s beginning October 25, 2013.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MAY 31, 2014
UNAUDITED

3.	ACQUISITION OF SCNRG - continued

The 14.0 million common shares issued in the transaction had an estimated fair value of $14,000.  The following is a summary of the fair value of consideration transferred in exchange for the estimated fair value of net assets acquired on October 25, 2013:

Fair value of consideration transferred:
14,000,000 shares of SCGC restricted common stock	$14,000
Fair value of net assets acquired:
Cash	$6,004
Accounts receivable	1,553
Oil properties	26,500
Deposit	5,000
Accounts payable and accrued liabilities	(37,431)
Net assets acquired	$1,626

The difference between the estimated fair value of the common shares issued and the net assets acquired was recorded to additional paid-in capital.

4.	ACQUISITION OF HAWKER ENERGY, LLC

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

Hawker, through its wholly-owned subsidiary Punta Gorda Resources, LLC (“Punta Gorda”), claims oil production and development rights of coastal lease PRC 145.1 just offshore Ventura County in the Rincon Field and ownership rights to an associated on-shore drilling and production site, which rights are being challenged in court by the lease’s operator of record (see Part II, Item 1, “Legal Proceedings”).  Hawker has also engaged in preliminary discussions with various third parties concerning the Potential Follow-On Transactions, none of which were deemed by us to be reasonably possible as of January 1, 2014 (the date of our acquisition of Hawker) due to the preliminary status of those discussions and lack of certainty around Hawker’s or Sara Creek’s ability to finance one or more of these Potential Follow-On Transactions.  Other than its contested interest in PRC 145.1 and its preliminary discussions concerning the Potential Follow-On Transactions, Hawker had no assets or operations as of January 1, 2014.  PRC 145.1 and the Potential Follow-On Transactions are discussed in greater detail below.

PRC 145.1 is subject to 24.5% in overriding royalties, primarily to the State of California. A single active well on PRC 145.1 has historically produced between 5 and 15 barrels of oil per day (gross production before royalties). This lease has ten other non-active wells, one or more of which may be recompleted or re-drilled.  Although initial technical work has been done on PRC 145.1 to develop a preliminary understanding of the resource and opportunity, no reserve reports done to SEC standards have been completed to date.

All rights claimed by Hawker to PRC 145.1 are being challenged in court by the lease’s operator of record -- Case No. 56-2013-00440672-CU-BC-VTA pending in Ventura County Superior Court (see Part II, Item 1, “Legal Proceedings”).  Hawker is currently not receiving any net proceeds from production on this lease pending resolution of this matter in our favor.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MAY 31, 2014
UNAUDITED

4.	ACQUISITION OF HAWKER ENERGY, LLC - continued

After we exercise our option to acquire Hawker, the agreement also provides that the Hawker Sellers may be entitled to additional shares of our common stock upon the consummation of Potential Follow-On Transactions as follows:

(a) 2,000,000 shares of our common stock shall be issued upon our or Hawker’s acquisition of California Oil Independents or its oil and gas interests being the “Doud” leases, comprised of approximately 340 acres, 20 wells and two tank batteries, located in the Monroe Swell Field, near Greenfield, California;

(b) 2,000,000 shares of our common stock shall be issued upon our or Hawker’s acquisition of a participation in South Coast Oil – Huntington Beach CA oil and gas interests comprised of approximately 340 acres, and 20 wells (of which 9 are active) and 4 tank batteries, and known as the “Town Lot”;

(c) 5,000,000 shares of our common stock shall be issued upon our or Hawker’s acquisition of all of the oil and gas leases held by Christian Hall (or affiliates) in the Midway-Sunset field located between the towns of Taft and McKittrick in Kern County, CA;

(d) 10,000,000 shares of our common stock shall be issued upon our or Hawker’s acquisition of TEG Oil & Gas, Inc. (or certain oil and gas interests held by it, being all leases located in the Tapia Field, Los Angeles County, California);

(e) 7,000,000 shares of our common stock shall be issued upon the conveyance to us or Hawker of certain assets and rights regarding PRC 145.1 Lease held by Rincon Island Limited Partnership or settlement in lieu of such conveyance (see Part II, Item 1, “Legal Proceedings”); and

(f) 7,000,000 shares of our common stock shall be issued upon the conveyance to us or Hawker of certain mineral rights regarding PRC 427 Lease held by ExxonMobil, a lease that is adjacent to PRC 145.1 Lease above.

The Potential Follow-On Transactions described above are dependent on a number of variables that are not within our control and, as a result, (i) we cannot state with a reasonable degree of certainty that any of the transactions will occur and (ii) as described above, none of the transactions were deemed by us to be reasonably possible as of January 1, 2014 (the date of our acquisition of Hawker).  Each of the Potential Follow-On Transactions described above, if consummated, would constitute a transaction separate and independent from our acquisition of Hawker pursuant to the option.  Any shares of our common stock that may be issued upon the consummation of any of the Potential Follow-On Transactions will constitute expensed costs incurred concurrently with consummation of the applicable follow-on transaction (as opposed to incremental consideration for our acquisition of Hawker).

The assets and liabilities of Hawker at the date of acquisition were recorded at their fair values of:

Cash	$1,214
Prepaid expenses	16,625
Less:
Accounts payable	(123,413)
Loan payable to related party, short term	(29,625)
Net liabilities assumed	$135,199

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

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MAY 31, 2014
UNAUDITED

4.	ACQUISITION OF HAWKER ENERGY, LLC - continued

With respect to the contingent common stock potentially issuable pursuant to (d) above, see Note 16 Subsequent Events for the status of the potential acquisition of an interest in the assets of TEG Oil & Gas, Inc.

5.	ACQUISITION OF AN ADDITIONAL 33.33% WORKING INTEREST IN DEEP LEASE

As a result of two transactions (described below) through our wholly-owned subsidiary SCNRG, we acquired the remaining 33.33% working interest in the DEEP Lease.

On February 4, 2014, SCNRG completed the acquisition of additional 20.5108% working interest in the DEEP Lease for $200,000 in cash plus assumed asset retirement obligations and net profits interest liabilities aggregating to an estimated fair value of $69,729, for total consideration of $269,729.  SCNRG’s working interest increased from 66.67% to 87.18% as a result of the purchase, effective February 1, 2014.  Our condensed consolidated financial statements include the increased working interest beginning February 1, 2014.  The purchase price was allocated $3,529 to machinery and equipment, and $266,200 to oil properties based on estimated fair values.

On May 15, 2014, SCNRG completed the acquisition of the remaining 12.8192% working interest in the DEEP Lease for $125,000 in cash plus assumed asset retirement obligations and net profits interest liabilities aggregating to an estimated fair value of $43,081, for total consideration of $168,081.  SCNRG’s working interest increased from 87.18% to 100.0% as a result of the purchase, effective May 15, 2014.  Our condensed consolidated financial statements include the increased working interest beginning May 15, 2014.  The purchase price was allocated $2,010 to machinery and equipment, and $166,071 to oil properties based on estimated fair values.

The operator, Caleco, LLC, will continue to operate the DEEP Lease on SCNRG’s behalf during a transitional period until SCNRG qualifies with the regulatory agency as an operator.

6.	SECURED SUBORDINATED LOAN RECEIVABLE, SHORT TERM

On April 18, 2014, our newly-formed wholly-owned subsidiary Tapia Holdings, LLC (“Tapia Holdings”) entered into a Secured Subordinated Note agreement and a Security Agreement with TEG Oil & Gas USA, Inc. (“TEG”).  A second Secured Subordinated Note agreement and a First Amendment to Security Agreement were entered into on May 1, 2014.

Under the terms of the note agreements, TEG promised to pay Tapia Holdings the principal sum of $400,000, or such lesser amount as may be outstanding from time to time, with interest on the unpaid principal amount at the rate of 3.0% per annum. As of May 31, 2014, the amount of outstanding advances was $302,306, plus accrued interest of $823. Further advances are subject to the sole and absolute discretion of Tapia Holdings. The notes originally matured on July 18, 2014, at which time all outstanding principal and accrued interest would have been due and payable in full. As described below and in Note 16, Subsequent Events, the notes were subsequently amended.  The personal property assets of TEG secure the notes.  These assets consist of all personal property assets located in the Tapia and Eureka Fields, Los Angeles and Ventura Counties, California. The notes and our security interest in the personal property assets of TEG are subordinate to senior indebtedness of TEG.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MAY 31, 2014
UNAUDITED

6.	SECURED SUBORDINATED LOAN RECEIVABLE, SHORT TERM – continued

The following shows the changes in secured subordinated loan receivable, short term, for the nine months ended May 31, 2014, and twelve months ended August 31, 2013:

	May 31,	August 31,
	2014	2013
Secured subordinated loan receivable, short term, beginning	$-	$-
Loan made during the period	302,306	-
Current period interest	823	-
Secured subordinated loan receivable, short term, ending	$303,129	$-

As described in Note 16, Subsequent Events, these agreements were further amended first on June 2, 2014, when Tapia Holdings entered into (i) a Subordination and Intercreditor Agreement (“Intercreditor Agreement”), by and among Tapia Holdings, TEG, TEG’s parent company Sefton Resources, Inc. (“Sefton”), TEG’s affiliate TEG MidContinent, Inc., and Sefton’s senior lender Bank of the West (“BOTW”); (ii) an Amended and Restated Security Agreement, by and among Tapia Holdings and TEG; and (iii) a Secured Subordinated Note Due July 31, 2014, issued by TEG in favor of Tapia Holdings. On June 27, 2014 certain of these agreements were further amended when Tapia Holdings (i) entered into a Second Amended and Restated Security Agreement (“Security Agreement”), by and among Tapia and TEG; and (ii) agreed to a Secured Subordinated Note Due December 29, 2014 (“Note”), issued by TEG in favor of Tapia Holdings, which replaces the July 31, 2014 note above.  The Intercreditor Agreement, Security Agreement and Note are all entered into in connection with a proposal by Tapia Holdings to acquire a majority interest in the assets of TEG as described in Note 16.

7.	LOANS PAYABLE TO RELATED PARTIES

Loan payable to related party, short term

During the quarter ended May 31, 2014, Darren Katic, an officer, director and significant shareholder, advanced a total of $180,000 to us.  This loan is unsecured, bears interest at 10% per annum and is due on demand.  Accordingly, it has been treated as a short-term loan.

In addition, as part of the acquisition of Hawker on January 1, 2014, we assumed $29,625 loan payable to Mr. Katic (for both cash advanced to Hawker and expenses incurred on its behalf).  This loan was unsecured and non-interest bearing with no formal maturity date.  On April 9, 2014, the Mr. Katic agreed to convert this amount into common stock and warrants on the same terms as the unit offering described in Note 13.  In addition, as part of the acquisition of Sara Creek on October 25, 2013, we assumed an amount owing to Kristian Andresen, a director, officer and significant shareholder, of $15,000, which amount was converted similarly to common stock and warrants on January 31, 2014.

Loan payable to related parties, long term

SCNRG received various loans from its former members from its inception totaling $0 as of May 31, 2014, and $89,833 as of August 31, 2013. Each loan was originally unsecured, non-interest bearing and due on demand. On September 18, 2013, each loan was formalized through the issuance of an amended and restated promissory note to each former member. The amended and restated promissory notes are unsecured, bear interest at a rate of 1.66% per annum and mature no later than September 18, 2018. The unpaid principal and interest were payable upon the earlier of their maturity or upon the issuance of new debt or equity securities in a transaction or series of transactions resulting in aggregate gross proceeds to Sara Creek of a minimum of $5 million.  Sara Creek assumed these loans payable upon its acquisition of SCNRG on October 25, 2013.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MAY 31, 2014
UNAUDITED

7.	LOANS PAYABLE TO RELATED PARTIES - continued

Loan payable to related parties, long term - continued

On April 9, 2014, the related parties agreed to convert the long-term loans payable, including accrued interest, into common stock and warrants on the same terms as the unit offering described in Note 13.

Loans payable to related parties, long term, consist of the following at May 31, 2014, and August 31, 2013:

	May 31,	August 31,
	2014	2013

Darren Katic	$-	$38,500
Manhattan Holdings, LLC	-	38,500
Gerald Tywoniuk	-	12,833
Total long-term loans	-	89,833
Accrued interest payable	-	-
Less current portion	-	-
Loans payable to related parties, long term	$-	$89,833

8.	CONVERTIBLE NOTES PAYABLE, SHORT TERM

Convertible note payable issued May 13, 2014

On May 13, 2014, we issued a Convertible Promissory Note to an investor (the “Convertible Note”) in the aggregate principal amount of $50,000, which equals the amount of cash investment we received. The Convertible Note bears simple interest on the unpaid principal balance at the rate of 12% per annum. Some or all of the Convertible Note and accrued interest is convertible at any time at the option of the investor into our common stock in an amount computed by dividing the amount converted by $0.10 (as appropriately adjusted for any stock splits, stock combinations or similar events). The note matures on the earlier of: ten days after the date TEG repays Tapia Holdings (which repayment terms are described in Notes 6 and 16); and May 13, 2016.  Interest is due on the maturity date of the Convertible Note.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MAY 31, 2014
UNAUDITED

8.	CONVERTIBLE NOTES PAYABLE, SHORT TERM - continued

Secured convertible note payable issued May 30, 2014

On May 30, 2014, we issued a Secured Convertible Promissory Note to Oceanside Strategies (the “Secured Convertible Note”), in the aggregate principal amount of $250,000, which equals the amount of cash investment we received.  The Secured Convertible Note bears simple interest on the unpaid principal balance at the rate of 12% per annum. The Secured Convertible Note is convertible at any time at the option of Oceanside Strategies into “Conversion Units.” Each Conversion Unit consists of one share of common stock of Sara Creek and one warrant to purchase one-half share of common stock of Sara Creek at an exercise price of $0.25 per share. The number of Conversion Units into which the Secured Convertible Note is convertible is computed by dividing all of the then outstanding principal and accrued interest under the Secured Convertible Note by $0.10 (as appropriately adjusted for any stock splits, stock combinations or similar events).  To secure our obligations under the Secured Convertible Note, Sara Creek granted a security interest to Oceanside Strategies in all of its assets.  The proceeds from the Secured Convertible Note were to be used solely for the purpose of allowing Tapia Holdings to make advances to TEG under the terms of the notes described in Note 6.  The maturity date is November 30, 2014. Any repayment of such advances by TEG to Tapia Holdings must be used by us to immediately repay Oceanside Strategies; such repayment terms are described in Notes 6 and 16.  Interest is due on the maturity date of the Secured Convertible Note Payable.   On June 23, 2014, an Amended and Restated Secured Convertible Promissory Note was issued to clarify the term of the warrant to be five years.

Summary of changes in convertible notes payable

The following shows the changes in convertibles note payable, short term, for the nine months ended May 31, 2014, and twelve months ended August 31, 2013:

	May 31,	August 31,
	2014	2013
Convertible notes payable, short term, beginning	$-	$-
Proceeds during the period	300,000	-
Current period interest	378	-
Convertible notes payable, short term, ending	$300,378	$-

We issued an additional secured convertible note payable in the amount of $350,000 on June 25, 2014, as described in Note 16.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MAY 31, 2014
UNAUDITED

9.	ASSET RETIREMENT OBLIGATION

Our asset retirement obligations relate to the abandonment of oil wells and related surface facilities. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates.

The following shows the changes in asset retirement obligations for the nine months ended May 31, 2014, and twelve months ended August 31, 2013:

	May 31,	August 31,
	2014	2013
Asset retirement obligations, beginning	$103,299	$95,206
Liabilities acquired during the period	53,963	-
Liabilities settled during the period	-	-
Current period accretion	7,556	8,093
Asset retirement obligations, ending	$164,818	$103,299

10.	NET PROFITS INTEREST (“NPI”) PAYABLE

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

Until February 1, 2014, SCNRG’s working interest in the DEEP property was 66.67%, and the NPI agreement called for a minimum monthly payment of $1,985 (SCNRG’s 66.67% share).  Beginning February 1, 2014, SCNRG’s working interest in the DEEP property increased to 87.18%, and its share of the minimum monthly payment became $2,596. Beginning May 15, 2014, SCNRG’s working interest in the DEEP property increased to 100.0%, and its share of the minimum monthly payment became $2,978.  Payments are required until SCNRG and other working interest owners have made NPI payments in aggregate between $347,000 and $357,410 on or before December 31, 2022 (the actual maximum amount within this range is dependent on when SCNRG and other working interest owners satisfy their aggregate NPI payment obligations).  As of May 31, 2014, SCNRG and other working interest owners have made NPI payments totaling $116,267.  SCNRG has paid its 66.67% working interest share of this amount through February 1, 2014, its subsequent 87.18% share through May 15, 2014, and its subsequent 100.0% share through May 31, 2014.

Given its terminating nature, the discounted present value of the minimum monthly NPI payments was recorded as a liability at SCNRG’s December 1, 2009, acquisition date of a 66.67% working interest in the DEEP property, and this liability was increased pro rata when its working interest increased to 87.18% on February 1, 2014, and again on May 14, 2014 when its working interest increased to 100.0%.  The discount rate used in all cases was 10.0% per annum.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MAY 31, 2014
UNAUDITED

10.	NET PROFITS INTEREST (“NPI”) PAYABLE - continued

Changes in SCNRG’s share of the NPI liability are as follows for the nine months ended May 31, 2014, and the twelve months ended August 31, 2013:

	May 31,	August 31,
	2014	2013

NPI liability, beginning of period	$124,597	$135,640
Liabilities assumed in connection with acquisition of additional DEEP lease working interests	58,847	-
Current period accretion	9,883	12,865
Payments made	(19,702)	(23,908)
NPI liability, end of period	173,625	124,597
Less: current portion	19,571	12,109
NPI liability, long-term portion	$154,054	$112,488

11.	FAIR VALUE MEASUREMENTS

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

▪
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe receivables, payables and our loans approximate fair value at May 31, 2014 and August 31, 2013.

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

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MAY 31, 2014
UNAUDITED

11.	FAIR VALUE MEASUREMENTS – continued

	Fair Value Measurement
	Level 1	Level 2	Level 3
May 31, 2014
Assets:
Capitalized oil and gas properties, net	$-	$-	$736,915
Liabilities:
Net profit interest liability	-	-	(173,625)
Asset retirement obligation			(164,818)
Total	$-	$-	$398,472

August 31, 2013
Assets:
Capitalized oil and gas properties, net	$-	$-	$297,500
Liabilities:
Net profit interest liability	-	-	(124,597)
Asset retirement obligation	-	-	(103,299)
Total	$-	$-	$69,604

12.	COMMITMENTS AND CONTINGENCIES

Commitments

Oil production from the DEEP property is subject to a 1% overriding royalty.  Additionally, production is also subject to an aggregate additional 19.92% royalty for total royalties of 20.92%.

Further, on December 1, 2009, SCNRG entered into an Operating Agreement with Caleco, LLC (“Caleco”) for a term equal to the life of the DEEP property wells.  As the operator, Caleco incurs production and other costs, which are subsequently billed to SCNRG for its share through a joint interest billing process; and the operator distributes to SCNRG its share of revenue received from production, less royalties and NPI obligations. All expenses and revenue presented by the operator represent the pro rata share of the revenue earned and expenses incurred.  In accordance with the terms of the agreement, the operator is entitled to a fee for services but has instead elected to bill SCNRG based on actual time and materials.  As described in Note 5, SCNRG has increased its working interest in the DEEP property to 100.0%; Caleco will continue to operate the DEEP Lease on SCNRG’s behalf during a transitional period until SCNRG qualifies with the regulatory agency as an operator.

Contingencies

We are subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the owners for the cost of pollution cleanup resulting from operations and subject the owners to liability for pollution damages. In some instances, the operator may be directed to suspend or cease operations in the affected area.  As of May 31, 2014, and August 31, 2013, we have no reserve for environmental remediation and are not aware of any environmental claims.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MAY 31, 2014
UNAUDITED

13.	STOCKHOLDERS’ EQUITY

Common stock

The following common stock transactions occurred during the nine months ended May 31, 2014:

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

(d)  On January 10 and January 31, 2014, we closed private placements for an aggregate of 4,775,000 units for gross proceeds of $477,500.   On April 9, 2014, and May 8, 2014, we closed private placements for an aggregate of 3,949,720 units for gross proceeds of $394,972.  These amounts include $135,312 to settle certain loans payable to related parties and $31,560 to settle certain accounts payable.  Units purchased by related parties are set forth in Note 14.  No commissions were paid or are payable.  The price of each unit in all cases was $0.10.  Each unit is comprised of one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock at $0.20 per share.  The warrants expire five years from the closing date.  Net proceeds after offering costs were $831,773.  Included in this amount is $135,312 for units issued to settle loans from related parties and $31,560 for units issued to settle accounts payable. Together with $5,000 received for a future closing of units, we received the balance of $669,901 in cash.  No separate accounting was given to the warrants as the value is indeterminable, and any such allocation would be recorded to paid-in capital regardless, just as the excess over par value for the common stock was recorded.

Additional units were sold after May 31, 2014, as described in Note 16.

Shares of common stock potentially issuable pursuant to warrants, convertible notes payable, options and contingent shares

Pursuant to the private placements through May 31, 2014, described above, up to 4,362,360 shares of our common stock would be issuable upon payment to us of $0.20 per share.  The warrants expire five years from the date of each private placement.

Up to 4,316,000 shares of common stock could be issued pursuant to the convertible notes payable described in Note 8, as follows:
•
Up to 3,000,000 shares of common stock would be issuable if each of the two investors so elect to convert all or some of the $300,000 aggregate principal amount on or prior to maturity, with the number of shares issuable on conversion computed at a rate of $0.10 per share;

•
Up to an additional 1,250,000 shares of common stock would be issuable if one investor so elects to convert some or all of a $250,000 convertible note payable to that investor (which note is included in the preceding paragraph) and pays us $0.25 per share on or prior to maturity; and

•
An additional amount of up to approximately 66,000 shares of common stock would be issuable determined based on the amount of any accrued interest payable at maturity each of the two investors elect to convert into common stock, based on a conversion rate of $0.10 per share.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MAY 31, 2014
UNAUDITED

13.	STOCKHOLDERS’ EQUITY - continued

Shares of common stock potentially issuable pursuant to warrants, convertible notes payable, options and contingent shares - continued

On May 14, 2014, 5,950,000 common stock options were issued to our officers and other key consultants.
•
Each option has a life of 10 years and a strike price of $0.10 per share.  One million stock options vest on December 15, 2014, with the balance of 4,950,000 stock options vesting one-third on each of May 13, 2015, 2016 and 2017.  There are no other options outstanding, and no options have vested to date.

•
These options were granted pursuant to the 2014 Stock Plan approved by written consent of a majority of our stockholders on March 18, 2014, which authorized 15% of our outstanding shares of common stock to be available for grant in the form of options or stock purchase rights.  At May 31, 2014, 15% of our outstanding common stock is 5,953,005, of which we granted 5,950,000 stock options as stated above.

•
The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing method.  Compensation costs related to the options granted are recognized on a straight-line basis over the vesting period.  The expected life assumption was 10 years, the same as the contract life, as we do not have historical data upon which to base an expected term assumption.  No forfeitures were assumed, as we have no historical data.  Expected volatility was based on historical volatility of our common stock.  The risk-free interest rate was derived from the U.S. Treasury yields in effect at the time of grant and the dividend yield was zero, based on historical experience and expected future changes.

•
Equity compensation expense was $14,999 for the period from the date of grant on May 14, 2014, to May 31, 2014.  The total compensation cost relating to unvested stock option grants not yet recognized at May 31, 2014, was $557,000, and the weighted average period over which this cost is expected to be recognized, as of May 31, 2014, is approximately 2.6 years.

Up to 33,000,000 shares of common stock could be issued to the Hawker Sellers upon the consummation of Potential Follow-On Transactions, all as described in Note 4.

14.	RELATED PARTY TRANSACTIONS

Hawker

On January 1, 2014, we exercised our option to acquire all of the membership interests in Hawker Energy, LLC, a California limited liability company (“Hawker”), from Darren Katic and Charles Moore (collectively the “Sellers”).  We issued 3,000,000 shares of our common to the Sellers as consideration for the acquisition, 1,500,000 shares to each Seller.  We also assumed net liabilities of $135,199, including $29,625 owing to Mr. Katic.  We may be required to issue up to an additional 33,000,000 shares to Sellers upon SCGC or Hawker consummating certain follow-on transactions. (See Note 4).  Mr. Katic is a director and our Chief Executive Officer and Chief Financial Officer.  He was a member of SCNRG, LLC, which we acquired on October 25, 2013, and at which point Mr. Katic became a director, officer and a significant shareholder of SCGC.

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

Loan from related party, short term

During the quarter ended May 31, 2014, Mr. Katic, an officer, director and significant shareholder, advanced a total of $180,000 to us.  This loan is unsecured, bears interest at 10% and is due on demand.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MAY 31, 2014
UNAUDITED

14.	RELATED PARTY TRANSACTIONS - continued

Unit sales

The following unit sale transactions involved related parties:
•
On January 10, 2014, Mr. Katic, one of the sellers of SCNRG and a director, officer and significant shareholder of SCGC, purchased 380,000 units of SCGC for $38,000, Manhattan Holdings, LLC, one of the sellers of SCNRG and a significant shareholder of SCGC, acquired 900,000 units of SCGC for $90,000, and Gerald Tywoniuk, also one of the sellers of SCNRG and a significant shareholder of SCGC, purchased 500,000 units of SCGC for $50,000.

•	On January 31, 2014, Mr. Andresen agreed to settle $15,000 owing to him in exchange for 150,000 units.
•	On April 9, 2014, Mr. Katic, Manhattan Holdings, LLC and Mr. Tywoniuk agreed to settle amounts owing to them (see Note 7) totaling $120,312, in exchange for 1,203,120 units.
•
All of these amounts are a portion of the monies we raised described in Note 13.  Each unit is comprised of one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock at $0.20 per share.  The warrants expire five years from the closing date.   The price of each unit was $0.10 per unit.

Stock option grant

See Note 13 for a description of the stock option grant that occurred on May 14, 2014.   Of the options granted, 600,000 options vesting over three years were granted to Mr. Katic, 1,000,000 options vesting December 15, 2014 were granted to Mr. Andresen, both officers, directors and significant shareholders.  In addition, of the options granted, 1,600,000 options vesting over three years were granted to Mr. Tywoniuk, a significant shareholder and a consultant to SCGC.

15.	PRO FORMA FINANCIAL INFORMATION

The following table presents unaudited pro forma consolidated information, adjusted for the reverse acquisition of SCGC (Note 3) and the acquisition of an additional 33.33% interest in DEEP Lease (Note 5), as if the acquisitions had occurred on September 1, 2012:

	Nine Months Ended May 31,
	2014	2013
Revenue	$105,082	$86,048
Net loss	$(669,543)	$(116,544)
Loss per share	$(0.02)	$-

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

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MAY 31, 2014
UNAUDITED

16.	SUBSEQUENT EVENTS

Secured subordinated loan receivable from TEG

Amending the terms of the secured subordinated loan receivable set forth in Note 6, on June 2, 2014, Tapia Holdings entered into (i) the Intercreditor Agreement; (ii) a security agreement; and (iii) a promissory note receivable.  On June 27, 2014, Tapia Holdings further amended certain of these agreements when it (i) entered into a Second Amended and Restated Security Agreement (“Security Agreement”), by and among Tapia Holdings and TEG; and (ii) agreed to a Secured Subordinated Note Due December 29, 2014 (“Note”), issued by TEG in favor of Tapia Holdings. The Intercreditor Agreement, Security Agreement and Note are all entered into in connection with a proposal by Tapia Holdings to acquire a majority interest in the assets of TEG (the “Acquisition Proposal”), which is described further below, and which, among other things, is subject to the affirmative vote of the shareholders of Sefton.

Under the terms of the Note, TEG promises to pay Tapia Holdings the principal sum of $1,500,000 (as opposed to $1,000,000 under the June 2, 2014 amendment and $400,000 previously), or such lesser amount as may be outstanding from time to time, with interest on the unpaid principal amount at the rate of 3.0% per annum. As of July 10, 2014, the amount of outstanding advances was $969,306 (increased from $302,306 at May 31, 2014). Further advances are subject to the sole and absolute discretion of Tapia Holdings. The Note matures on December 29, 2014 (as opposed to July 31, 2014, under the June 2, 2014, amendment and July 18, 2014 previously), at which time all outstanding principal and accrued interest will be due and payable in full.  Pursuant to the Security Agreement, the Note is secured by all personal property held by TEG located in the Tapia and Eureka Fields, Los Angeles and Ventura Counties, California

The Security Agreement also provides that if the transactions contemplated by the Proposed TEG Acquisition (defined below) are consummated (such transactions, the “Acquisition”), Tapia Holdings may apply any or all of the outstanding principal and accrued interest on the Note towards the consideration for the Acquisition.  Further, under the terms of the Security Agreement, Tapia Holdings has the option, exercisable at any time prior to June 27, 2015 (as opposed to June 2, 2015 under the June 2, 2014, amendment), to cause TEG to contribute its assets to Tapia, LLC (“Tapia, LLC”), a newly organized California limited liability company and wholly-owned subsidiary of TEG, and to sell, to Tapia Holdings, TEG’s membership interests in Tapia, LLC at the rate of $68,750 (as opposed to $59,171.60 under the June 2, 2014, amendment) for each 1.0% of membership interest in Tapia, LLC for cash or for such other consideration as set forth in the Security Agreement, including but not limited to, cancellation of outstanding amounts payable under the Note. TEG further covenants and agrees to cease and terminate any solicitation or encouragement of a third party acquisition proposal; provided, that, if TEG receives an unsolicited, bona fide acquisition proposal that is found to be superior to the Acquisition Proposal, to the extent Tapia Holdings declines to renegotiate the Acquisition Proposal or to otherwise match the terms of the third party acquisition proposal, TEG may pursue such third party acquisition proposal. The Security Agreement also contains other representations, warranties and covenants of both parties that are customary for an agreement of this type.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MAY 31, 2014
UNAUDITED

16.	SUBSEQUENT EVENTS - continued

TEG nonbinding letter of intent

The disclosure in this section, and in the section titled “Crest nonbinding letter of intent” below, concerns certain nonbinding letters of intent that we have entered into in connection with the Proposed TEG Acquisition.  The Proposed TEG Acquisition (including, but not limited to, the transactions contemplated by the nonbinding letters of intent) are subject to a number of conditions and contingencies outside of our control, all of which create a level of uncertainly concerning our ability to ultimately consummate the Proposed TEG Acquisition.  Even if the Proposed TEG Acquisition is ultimately consummated, it may be on terms materially different than the terms described below.

On June 18, 2014, we entered into a nonbinding letter of intent with Sefton (the “Sefton LOI”) concerning the principal terms upon which the Proposed TEG Acquisition might be consummated.  The principal terms of the nonbinding Sefton LOI are as follows: (i) TEG would transfer all of the TEG Assets and all of TEG’s known liabilities to TEG’s wholly owned subsidiary Tapia, LLC, (ii) Tapia Holdings would acquire 80% of the common membership interests of Tapia, LLC for payment to TEG of $2.5 million in cash (with amounts advanced under the Note credited toward the cash payment) and our issuance to TEG of a $3.0 million promissory note which would accrue 6% interest per annum and amortize quarterly on a straight line basis over the 12 quarters following closing, and (iii) TEG would retain the balance of the ownership interest in Tapia, LLC comprising the remaining 20% common membership interests of Tapia, LLC.  Tapia Holdings’ cash or note payment to TEG may be subject to adjustment based on the working capital of Tapia, LLC at closing.  The transactions contemplated by the Sefton LOI are subject to a number of conditions, contingencies and uncertainties inherent to any nonbinding preliminary terms, including, but not limited to, completion of definitive documentation, amending or refinancing the BOTW debt that encumbers the TEG Assets, our ability to finance the transaction, our satisfactory completion of due diligence concerning the TEG Assets, consummation of a definitive agreement and closing pursuant to deal terms outlined in the Crest LOI (defined and discussed below), and affirmative shareholder vote in favor of the proposed transaction by Sefton shareholders.

The TEG Assets that would be contributed by TEG to Tapia, LLC under the terms of the Proposed TEG Acquisition comprise four oil and gas leases encompassing the Tapia Canyon field and one lease west of the Tapia Canyon field, and the accompanying production equipment.

Crest nonbinding letter of intent

On June 25, 2014, we entered into a nonbinding letter of intent (the “Crest LOI”) with Crest Petroleum Corp (“Crest”) concerning a proposed transaction whereby Tapia Holdings would issue Crest membership interests representing a 27.3% ownership interest in Tapia Holdings for a cash purchase price of $1.5 million and reimbursement to Sara Creek of $100,000 in fees.  The $1.5 million would be used by Tapia Holdings toward the Proposed TEG Acquisition.  The transactions contemplated by the Crest LOI are subject to a number of conditions, contingencies and uncertainties inherent to any nonbinding preliminary terms, including, but not limited to, Crest obtaining approval from the TSX Venture Exchange, Crest’s completion of a private placement for gross proceeds of not less than $1.8 million, completion of the Proposed TEG Acquisition, refinancing or replacement of the BOTW debt and Crest’s satisfactory completion of due diligence concerning the TEG Assets.

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MAY 31, 2014
UNAUDITED

16.	SUBSEQUENT EVENTS – continued

Second Secured Convertible Note Issued June 25, 2014

On June 25, 2014, we issued an Amended and Restated Secured Convertible Promissory Note to Oceanside Strategies (the “Second Secured Convertible Note”), in the aggregate principal amount of $350,000. The Second Secured Convertible Note bears simple interest on the unpaid principal balance of the Second Secured Convertible Note at the rate of 12% per annum. The Second Secured Convertible Note is convertible at any time at the option of Oceanside Strategies into “Conversion Units.” Each Conversion Unit consists of one share of common stock of Sara Creek and one warrant to purchase one-half share of common stock Sara Creek at an exercise price of $0.25 per share with a term of five years. The number of Conversion Units in to which the Second Secured Convertible Note is convertible is computed by dividing all of the then outstanding principal and accrued interest under the Second Secured Convertible Note by $0.10 (as appropriately adjusted for any stock splits, stock combinations or similar events) (the “Conversion Rate”). However, if Sara Creek subsequently issues or sells its common stock at a price per share lower than the Conversion Rate, then the Conversion Rate then in effect will be automatically reduced to such lower price. Sara Creek will at all times reserve and keep available out of its authorized but unissued shares a sufficient number of shares of common stock to give effect to the conversion of the Second Secured Convertible Note. To secure Sara Creek’s obligations under the Second Secured Convertible Note, Sara Creek granted a security interest to Oceanside Strategies in all assets of Sara Creek. Sara Creek received gross proceeds in cash of $350,000 in connection with the issuance of the Second Secured Convertible Note. The proceeds from the Second Secured Convertible Note are to be used and were used solely for the purpose of allowing Tapia Holdings to make further advances to TEG under the terms of the Note (as described above), issued by TEG in favor of Tapia Holdings. The maturity date is November 30, 2014. Any repayment of such advances by TEG to Tapia Holdings under the terms of the Note must be used by Sara Creek to immediately make repayment to Oceanside Strategies under the terms of the Second Secured Convertible Note. The Second Secured Convertible Note also contains other terms and covenants of Sara Creek that are customary for an agreement of this type.

Additional Unit Sales

On June 24, 2014, and July 1, 2014, Sara Creek issued an aggregate of 1,488,000 Units to two investors in consideration of an aggregate of $125,000 in debt owing by Sara Creek or its subsidiaries and $23,800 in cash. No commissions were paid or payable. The price of each Unit (including the value used to determine the cancellation of the debt) was $0.10. Each Unit was comprised of one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock on payment of $0.20 per share. The warrants expire five years from the closing date.

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

Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and, therefore, you should not put undue reliance upon them.  Some of the statements that are forward-looking include: our ability to successfully implement our business plan; our ability to finance and consummate contemplated transactions; our estimates of revenues and of other expenses associated with our operations; our ability to explore and develop our properties; our reserve estimates; and our ability to generate sufficient cash flows and maintain adequate sources of liquidity to finance our ongoing operations and capital expenditures.  We undertake no obligation to update or revise any forward-looking statements.

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

Accordingly, going forward, the consolidated financial statements of Sara Creek, including its wholly-owned subsidiaries SCNRG and Hawker, consist of SCNRG’s historical results consolidated with Sara Creek’s results beginning October 25, 2013. For example, for the nine months ended May 31, 2014 (which is disclosed in this report), the condensed consolidated financial statements of Sara Creek, including its wholly-owned subsidiary SCNRG, consist of SCNRG’s results for the nine months ended May 31, 2014, consolidated with Sara Creek’s results beginning October 25, 2013, and Hawker’s results commencing with its acquisition on January 1, 2014, compared to SCNRG’s historical results for the nine months ended May 31, 2013.

Commencing with our acquisition of SCNRG, we are now in the oil and gas exploitation and production business and our goal is to acquire and develop mature leases, interests and other rights to oil and gas producing properties with proven undeveloped potential.  We expect to change our name in 2014 to reflect our new business focus.

Recent Developments - Nonbinding Letter of Intent to Acquire an Interest in Assets of TEG (“Proposed TEG Acquisition”)

The following disclosure concerns certain nonbinding letters of intent that we have entered into in connection with the Proposed TEG Acquisition.  The Proposed TEG Acquisition (including, but not limited to, the transactions contemplated by the nonbinding letters of intent) are subject to a number of conditions and contingencies outside of our control, all of which create a level of uncertainly concerning our ability to ultimately consummate the Proposed TEG Acquisition.  Even if the Proposed TEG Acquisition is ultimately consummated, it may be on terms materially different than the terms described below.

On June 18, 2014, we entered into a nonbinding letter of intent with Sefton Resources, Inc. (“Sefton”) (the “Sefton LOI”) concerning the principal terms upon which the Proposed TEG Acquisition might be consummated.  The principal terms of the nonbinding Sefton LOI are as follows: (i) Sefton’s wholly-owned subsidiary TEG Oil & Gas USA, Inc. (“TEG”) would transfer all of the TEG Assets (defined below) and all of TEG’s known liabilities to TEG’s wholly owned subsidiary Tapia, LLC (“Tapia, LLC”), (ii) Tapia Holdings, LLC (“Tapia Holdings”), our newly-formed subsidiary, would acquire 80% of the common membership interests of Tapia, LLC for payment to TEG of $2.5 million in cash (with amounts advanced under the Note, defined and described below, credited toward the cash payment) and our issuance to TEG of a $3.0 million promissory note which would accrue 6% interest per annum and amortize quarterly on a straight line basis over the 12 quarters following closing, and (iii) TEG would retain the balance of the ownership interest in Tapia, LLC comprising the remaining 20% common membership interests of Tapia, LLC.  Tapia Holdings’ cash or note payment to TEG may be subject to adjustment based on the working capital of Tapia, LLC at closing.  The transactions contemplated by the Sefton LOI are subject to a number of conditions, contingencies and uncertainties inherent to any nonbinding preliminary terms, including, but not limited to, completion of definitive documentation, amending or refinancing the Bank of the West (“BOTW”) debt that encumbers the TEG Assets, our ability to finance the transaction, our satisfactory completion of due diligence concerning the TEG Assets, consummation of a definitive agreement and closing pursuant to deal terms outlined in the Crest LOI (defined and discussed below), and affirmative shareholder vote in favor of the proposed transaction by Sefton shareholders.

Pursuant to terms of a secured subordinated note as described below, we have advanced $302,306 (not including accrued interest) to TEG during the quarter ended May 31, 2014, and a further $667,000 subsequent to May 31, 2014 for a total to July 10, 2014, of $969,306.  To summarize the expected financing sources for the closing of the Proposed TEG acquisition, we expect to apply the $969,306 in advances to date towards the purchase price, use $1.5 million from Crest as defined and described below, and use $30,694 from other sources.  In addition, we would issue a promissory note to the seller in the amount of $3.0 million as described above.  Finally, Tapia, LLC would need to refinance or replace the BOTW debt current secured by the TEG Assets.  Such debt is expected to be approximately $3 million at closing.

See “Acquisition of Hawker Energy, LLC” below for a description of contingent common stock potentially issuable to the Hawker Sellers (also defined below), should the Proposed TEG Acquisition above be consummated.

The “TEG Assets” that would be contributed by TEG to Tapia under the terms of the Proposed TEG Acquisition comprise four oil and gas leases encompassing the Tapia Canyon field (“Tapia Assets”) and one lease west of the Tapia Canyon field (“Eureka Assets”), and the accompanying production equipment.  All acreage, production and well information below are gross figures.

Description of Tapia Assets

The Tapia Canyon field covers an area of approximately 383 acres located about 40 miles north of the Los Angeles, California metropolitan area. The Tapia Canyon field was discovered in 1957, when the Yule No. 2 well tested at 120 barrels per day of 18-degree API oil. The Tapia Canyon field commenced production in August 1957. Based on information provided to us by TEG, the Tapia assets produced 100 barrels of oil per day in May 2014 from 17 wells at a reservoir depth of just over 1,000 feet. According to TEG, the Tapia Assets benefit from relatively low royalty burdens, which average approximately seven percent. Production is from the Yule reservoir, which is, on average, greater than 100 feet thick over the majority of the oil field, and comprise of sand and silts.

Based on information provided to us by TEG, the field operator built a small steam generator for testing purposes in 2007 and has completed 31 steam injection cycles of various sizes to assist in field modeling. The field operator has confirmed the value of thermal EOR (enhanced oil recovery) at Tapia. According to TEG, during the last full-time cyclic steam test in October 2013, production reached 170 barrels of oil per day. Extensive infrastructure exists currently in the field to facilitate steaming operations going forward, and for oil gathering and storage purposes.

Although we have performed initial technical work on the Tapia Assets to develop a preliminary understanding of the resource and opportunity, no reserve reports done to Securities and Exchange Commission (“SEC”) standards have been completed by us to date.

Description of Eureka Assets

The Eureka Assets cover an area of approximately 1,600 acres located about 25 miles west of the Tapia Canyon field in Ventura County, California. According to TEG, the Eureka Assets currently produce eight barrels of oil per day.

Although we have performed initial technical work on the Eureka Assets to develop a preliminary understanding of the resource and opportunity, no reserve reports done to SEC standards have been completed by us to date.

Crest Nonbinding Letter of Intent

On June 25, 2014, we entered into a nonbinding letter of intent (the “Crest LOI”) with Crest Petroleum Corp (“Crest”) concerning a proposed transaction whereby Tapia Holdings would issue Crest membership interests representing a 27.3% ownership interest in Tapia Holdings for a cash purchase price of $1.5 million and reimbursement to Sara Creek of $100,000 in fees.  The $1.5 million would be used by Tapia Holdings toward the Proposed TEG Acquisition.  The transactions contemplated by the Crest LOI are subject to a number of conditions, contingencies and uncertainties inherent to any nonbinding preliminary terms, including, but not limited to, Crest obtaining approval from the TSX Venture Exchange, Crest’s completion of a private placement for gross proceeds of not less than $1.8 million, completion of the Proposed TEG Acquisition, refinancing or replacement of the BOTW debt and Crest’s satisfactory completion of due diligence concerning the TEG Assets.

Secured Subordinated Loan to TEG

Amending the terms of a secured subordinated loan receivable originated on April 18, 2014, on June 2, 2014, Tapia Holdings entered into (i) a Subordination and Intercreditor Agreement (“Intercreditor Agreement”), by and among Tapia Holdings, TEG, Sefton, TEG’s affiliate TEG MidContinent, Inc., and BOTW; (ii) an Amended and Restated Security Agreement, by and among Tapia Holdings and TEG; and (iii) a Secured Subordinated Note Due July 31, 2014, issued by TEG in favor of Tapia Holdings.

On June 27, 2014, Tapia Holdings, (i) entered into a Second Amended and Restated Security Agreement (“Security Agreement”), by and among Tapia Holdings and TEG; and (ii) agreed to a Secured Subordinated Note Due December 29, 2014 (“Note”), issued by TEG in favor of Tapia Holdings.  The Security Agreement and the Note replaces the agreements listed in the paragraph above and were entered into in connection with the Proposed TEG Acquisition.

Under the terms of the Note, TEG promises to pay Tapia Holdings the principal sum of $1,500,000, or such lesser amount as may be outstanding from time to time, with interest on the unpaid principal amount at the rate of 3.0% per annum. As of July 10, 2014, the amount of outstanding advances was $969,306, increased from $302,206 as of May 31, 2014.  All figures are prior to accrued interest receivable.  Further advances are subject to the sole and absolute discretion of Tapia Holdings. The Note matures on December 29, 2014, at which time all outstanding principal and accrued interest will be due and payable in full. The Note is secured under the terms of, and by the collateral as set forth in, the Security Agreement. The Note also contains other terms and covenants of TEG that are customary for an agreement of this type.

Under the terms of the Security Agreement, TEG pledges and grants to Tapia Holdings, subject to the terms of the Intercreditor Agreement, a second priority security interest in the all personal property held by TEG located in the Tapia and Eureka Fields, Los Angeles and Ventura Counties, California, to secure the repayment of all monetary obligations of TEG to Tapia Holdings (the “Loans”), including but not limited to those obligations made under the terms of the Note, and to secure the performance of TEG under the terms of the Note and the Security Agreement. TEG further acknowledges that the Loans are being made in contemplation of, and as partial consideration for, the Proposed TEG Acquisition. Accordingly, the Security Agreement provides that if the transactions contemplated by the Proposed TEG Acquisition are consummated, Tapia Holdings may apply any or all of the outstanding principal and accrued interest on the Note towards the consideration for the acquisition. Further, under the terms of the Security Agreement, Tapia Holdings has the option, exercisable at any time prior to June 27, 2015, to cause TEG to contribute its assets to Tapia, LLC, a newly organized California limited liability company and wholly-owned subsidiary of TEG, and to sell to Tapia Holdings TEG’s membership interests in Tapia, LLC at the rate of $68,750 for each 1.0% of membership interest in Tapia, LLC for cash or for such other consideration as set forth in the Security Agreement, including but not limited to, cancellation of outstanding amounts payable under the Note. TEG further covenants and agrees to cease and terminate any solicitation or encouragement of a third party acquisition proposal; provided, that, if TEG receives an unsolicited, bona fide acquisition proposal that is found to be superior to the Proposed TEG Acquisition, to the extent Tapia Holdings declines to renegotiate the Proposed TEG Acquisition or to otherwise match the terms of the third party acquisition proposal, TEG may pursue such third party acquisition proposal. The Security Agreement also contains other representations, warranties and covenants of both parties that are customary for an agreement of this type.

See Notes 6 and 16 to the unaudited interim financial statements included elsewhere in this report.

Other Recent Developments – Nine Months Ended May 31, 2014 and subsequent

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

SCNRG owns a working interest in an oil producing property known as the DEEP Lease (also referred to as “DEEP” or the “DEEP property”).   Until February 1, 2014, SCNRG owned a 66.67% working interest in the DEEP Lease.  On February 4, 2014, SCNRG completed the acquisition of an additional 20.51% working interest in the DEEP Lease for $200,000 in cash plus assumed asset retirement obligations and net profits interest liabilities aggregating to an estimated fair value of $69,729, for total consideration of $269,729.  SCNRG’s working interest increased from 66.67% to 87.18% as a result of the purchase, effective February 1, 2014. On May 15, 2014, SCNRG closed on the remaining 12.82% working interest in the DEEP Lease for $125,000 in cash plus assumed asset retirement obligations and net profits interest liabilities aggregating to an estimated fair value of $43,081, for total consideration of $168,081.  SCNRG’s working interest increased from 87.18% to 100.0% as a result of the purchase, effective May 15, 2014.

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

Oil production on the DEEP Lease is subject to a 20.92% overriding royalty interest.  In addition, in connection with SCNRG’s December 1, 2009 Purchase and Sale Agreement whereby it acquired DEEP, and as part of the purchase price consideration, SCNRG entered into an Assignment of Net Profit Interest with Christian Hall Petroleum. Pursuant to the agreement, SCNRG is required to make monthly payments to the holder in an amount equal to 40% of its share of net profit (as defined in the agreement) from production.  Until February 1, 2014, SCNRG’s working interest in the DEEP property was 66.67%, and the NPI agreement called for a minimum monthly payment of $1,985 (SCNRG’s 66.67% share).  Beginning February 1, 2014, SCNRG’s working interest in the DEEP property increased to 87.18%, and its share of the minimum monthly payment became $2,596. Beginning May 15, 2014, SCNRG’s working interest in the DEEP property increased to 100.0%, and its share of the minimum monthly payment became $2,978.  Payments are required until SCNRG and other working interest owners have made NPI payments in aggregate between $347,000 and $357,410 on or before December 31, 2022 (the actual maximum amount within this range is dependent on when SCNRG and other working interest owners satisfy their aggregate NPI payment obligations).  As of May 31, 2014, SCNRG and other working interest owners have made NPI payments totaling $116,267.  SCNRG has paid its 66.67% working interest share of this amount through February 1, 2014, its 87.18% share through May 15, 2014, and its 100.0% share through May 31, 2014.

As further described in our Annual Report on Form 10-K for the year ended August 31, 2013, our then 66.67% working interest share of the net proved reserves at that date from the DEEP Lease were 178,500 barrels, of which 1,900 barrels were proved producing reserves and 176,600 barrels were proved undeveloped reserves.  The present value (at a 10% discount rate) of our then 66.67% working interest was $3.3 million, of which $0.1 million was from the proved developed reserves and $3.2 million was from the proved undeveloped reserves.  The property has development potential both from the existing wellbores, together with twelve additional proved undeveloped gross well locations.  We have since increased our working interest to 100.0%, increasing our share of proved reserves and present value accordingly.

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

Hawker, through its wholly-owned subsidiary Punta Gorda Resources, LLC (“Punta Gorda”), claims oil production and development rights of coastal lease PRC 145.1 just offshore Ventura County in the Rincon Field and ownership rights to an associated on-shore drilling and production site, which rights are being challenged in court by the lease’s operator of record (see Part II, Item 1, “Legal Proceedings”).  Hawker has also engaged in preliminary discussions with various third parties concerning the Potential Follow-On Transactions, none of which were deemed by us to be reasonably possible as of January 1, 2014 (the date of our acquisition of Hawker) due to the preliminary status of those discussions and lack of certainty around Hawker’s or Sara Creek’s ability to finance one or more of these Potential Follow-On Transactions.  Other than its contested interest in PRC 145.1 and its preliminary discussions concerning the Potential Follow-On Transactions, Hawker had no assets or operations as of January 1, 2014.  PRC 145.1 and the Potential Follow-On Transactions are discussed in greater detail below.

PRC 145.1 is subject to 24.5% in overriding royalties, primarily to the State of California. A single active well on PRC 145.1 has historically produced between 5 and 15 barrels of oil per day (gross production before royalties). This lease has ten other non-active wells, one or more of which may be recompleted or re-drilled.  Although initial technical work has been done on PRC 145.1 to develop a preliminary understanding of the resource and opportunity, no reserve reports done to SEC standards have been completed to date.

All rights claimed by Hawker to PRC 145.1 are being challenged in court by the lease’s operator of record -- Case No. 56-2013-00440672-CU-BC-VTA pending in Ventura County Superior Court (see Part II, Item 1, “Legal Proceedings”).  Hawker is currently not receiving any net proceeds from production on this lease pending resolution of this matter in our favor.

After we exercise our option to acquire Hawker, the agreement also provides that the Hawker Sellers may be entitled to additional shares of our common stock upon the consummation of Potential Follow-On Transactions as follows:

(a) 2,000,000 shares of our common stock shall be issued upon our or Hawker’s acquisition of California Oil Independents or its oil and gas interests being the “Doud” leases, comprised of approximately 340 acres, 20 wells and two tank batteries, located in the Monroe Swell Field, near Greenfield, California;

(b) 2,000,000 shares of our common stock shall be issued upon our or Hawker’s acquisition of a participation in South Coast Oil – Huntington Beach CA oil and gas interests comprised of approximately 340 acres, and 20 wells (of which 9 are active) and 4 tank batteries, and known as the “Town Lot”;

(c) 5,000,000 shares of our common stock shall be issued upon our or Hawker’s acquisition of all of the oil and gas leases held by Christian Hall (or affiliates) in the Midway-Sunset field located between the towns of Taft and McKittrick in Kern County, CA;

(d) 10,000,000 shares of our common stock shall be issued upon our or Hawker’s acquisition of TEG Oil & Gas, Inc. (or certain oil and gas interests held by it, being all leases located in the Tapia Field, Los Angeles County, California);

(e) 7,000,000 shares of our common stock shall be issued upon the conveyance to us or Hawker of certain assets and rights regarding PRC 145.1 Lease held by Rincon Island Limited Partnership or settlement in lieu of such conveyance (see Part II, Item 1, “Legal Proceedings”); and

(f) 7,000,000 shares of our common stock shall be issued upon the conveyance to us or Hawker of certain mineral rights regarding PRC 427 Lease held by ExxonMobil, a lease that is adjacent to PRC 145.1 Lease above.

The Potential Follow-On Transactions described above are dependent on a number of variables that are not within our control and, as a result, (i) we cannot state with a reasonable degree of certainty that any of the transactions will occur and (ii) as described above, none of the transactions were deemed by us to be reasonably possible as of January 1, 2014 (the date of our acquisition of Hawker).  Each of the Potential Follow-On Transactions described above, if consummated, would constitute a transaction separate and independent from our acquisition of Hawker pursuant to the option.  Any shares of our common stock that may be issued upon the consummation of any of the Potential Follow-On Transactions will constitute expensed costs incurred concurrently with consummation of the applicable follow-on transaction (as opposed to incremental consideration for our acquisition of Hawker).

Sara Creek agreed to these potential additional share issuances as a result of the Hawker Sellers’ work on the Potential Follow-On Transactions to the date of our acquisition of Hawker and based on our belief that significant value may accrue to Sara Creek in the event one or more of these Potential Follow-On Transactions is consummated and the properties further developed.  The Hawker Sellers’ work to the date of Sara Creek’s acquisition of Hawker consisted of opportunity identification and screening, resource evaluation through hiring of third-party technical consultants, preliminary financial analyses, preliminary discussions with the potential sellers around value and other evaluation work.  Furthermore, it was important to Sara Creek that all of the Hawker Sellers’ oil growth opportunities be acquired by Sara Creek, not just the PRC 145.1 opportunity, so that the business interests of the Hawker Sellers (each of whom is now actively involved with Sara Creek) be more directly aligned with interests of the Company.  Although technical work has been done on each of the Potential Follow-On Transaction’s underlying properties to develop an initial understanding of the resource and opportunity, no reserve reports done to SEC standards have been completed to date.

The number of shares of our common stock ultimately issuable to the Hawker Sellers upon the consummation of any of the Potential Follow-On Transactions may be subject to adjustment based on the ultimate structure of any such consummated transactions and the extent to which such structure may diverge from the structure of the Potential Follow-On Transactions originally contemplated in January 2014 when we acquired Hawker.

As of July 10, 2014, Mr. Katic beneficially owns 8,564,910 shares (or 20.8%) of our outstanding common stock and Mr. Moore beneficially owns 1,500,000 shares (or 3.6%) of our outstanding common stock.  Assuming, for purposes of example only, that all 33,000,000 shares of our common stock issuable upon the consummation of Potential Follow-On Transactions were issued to Messrs. Katic and Moore and outstanding on July 10, 2014, Mr. Katic would beneficially own 25,064,910 shares (or 33.8%) of our outstanding common stock and Mr. Moore would beneficially own 18,000,000 shares (or 24.3%) of our outstanding common stock as of such date.  These assumed percentage ownership figures do not consider any potential common stock issuances to fund such Potential Follow-On Transactions.

Sale of Common Stock and Warrant Units, Convertible Notes Payable and Other Financings

During the second quarter ended February 28, 2014, we closed private placements for an aggregate of 4,775,000 units for gross proceeds of $477,500.  During the third quarter ended May 31, 2014, we closed private placements for an aggregate of 3,949,720 units for gross proceeds of $394,972.  The price of each unit was $0.10.  Each unit is comprised of one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock at $0.20 per share.  The warrants expire five years from the closing date.  Net proceeds after associated legal and related costs through May 31, 2014, were $831,773.  Included in this amount is $135,312 for units issued to settle loans from related parties and $31,560 for units issued to settle accounts payable. Together with $5,000 received for a future closing of units, we received the balance of $669,901 in cash.  Subsequent to May 31, 2014, we closed further private placements under the same terms for an aggregate of 1,488,000 units for gross proceeds of $148,800.

Included in the above private placements are some related party transactions as set forth in Note 14 to the unaudited interim financial statements included elsewhere in this report.  Also included are certain units issued to settle some accounts payable and to settle some loans from related parties as set forth in Notes 13 and 14 to the unaudited interim financial statements included elsewhere in this report.  See also Note 16 to the same statements.

During the quarter ended May 31, 2014, Mr. Katic (our CEO, director and significant shareholder) advanced a total of $180,000 to us as a demand loan as set forth in Note 7 to the unaudited interim financial statements included elsewhere in this report.

In addition, we issued $300,000 in secured convertible notes payable to third-party investors during this same quarter, as described in Note 8 to the unaudited interim financial statements included elsewhere in this report.  Subsequent to May 31, 2014, we issued a further $350,000 secured convertible note payable as described in Note 16 to the same statements.

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

As noted above, as a result of completion of our acquisition of SCNRG, the condensed consolidated financial statements of Sara Creek, including SCNRG, consist of SCNRG’s historical results consolidated with Sara Creek’s results beginning October 25, 2013, compared to SCNRG’s historical results for the three and nine months ended May 31, 2013.    In addition, On January 1, 2014, we acquired all of the membership interests of Hawker, and its wholly-owned subsidiary Punta Gorda Resources, LLC, and our condensed consolidated financial statements include the accounts of these entities beginning January 1, 2014.  Finally, SCNRG increased its working interest in the DEEP Lease from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014.

Three months ended May 31, 2014 and 2013

Our net loss of $400,527 in the three months ended May 31, 2014, was largely the result of professional fees and general and administrative costs.  This loss compares to a $4,651 loss in the comparable prior year quarter.

Revenue was $35,755 for the three months ended May 31, 2014, compared to $33,942 in the year ago quarter.  Net oil sales from our working interest in the DEEP Lease to our account (after royalties) from the current three (gross) producing wells averaged 3.6 net barrels per day for the three months ended May 31, 2014, and realized $94.18 per barrel before royalties of $4,669 to produce net revenues of $31,732 after royalties, with the balance of the oil sales revenue attributable to a 2.5% working interest in the DF#15 well in the Sawtelle Field, Los Angeles, which was acquired in July 2013.  Oil sales in the 2013 period averaged 3.5 net barrels per day to realize $94.56 per barrel to produce net revenues of $33,942 after royalties.

Direct operating costs fell to $19,224 in the three months ended May 31, 2014, from $25,277 for the three months ended May 31, 2013.  The higher costs a year ago reflect higher maintenance costs.

Depletion, depreciation and amortization expense were $12,249 in the quarter ended May 31, 2014, compared to $7,271 in the quarter ended May 31, 2013.  Higher depletion expense reflects increased oil sales in the 2014 period, a higher cost basis (and additional asset retirement obligation accretion) as a result of acquiring an additional working interest in the DEEP Lease, and ownership of a 2.5% working interest in the DF#15 well in the current period.

Revenue, direct operating costs, and depletion, depreciation and amortization expenses vary with oil prices, downtime, repair and other operating costs, expensed workover programs, investments in drilling for new production and proved reserve estimates.

Professional fees increased from $1,000 for the three months ended May 31, 2013, to $320,019 for the three months ended May 31, 2014.  Increased professional fees were due to our litigation costs associated with Hawker’s claim to coastal lease PRC 145.1, legal and diligence costs related to the potential acquisition of an interest in the assets of TEG and related potential financing, and public company costs.  Professional fees can vary substantially from quarter-to-quarter going forward depending on financing activity, business development and property evaluation costs, litigation expenses associated with coastal lease PRC 145.1 and costs associated with being a public company.

Other general and administrative expenses were $66,251 in the current year quarter compared to $1,862 in the corresponding year ago quarter reflecting outsourced accounting services, investor relations activities, public company costs, rent and increased activity.

Stock compensation expense was $14,999 for the three months ended May 31, 2014, compared to $0 in the year ago quarter, as a result of stock options granted on May 14, 2014.  There were no equity incentive grants in the corresponding period of fiscal 2013.

Interest income of $827 for the quarter ended May 31, 2014, compared to $0 for the year ago quarter, is primarily from a secured subordinated loan receivable from TEG.

Interest expense amounted to $4,367 for the quarter ended May 31, 2014 compared to $3,183 for the year ago quarter.   This is primarily accretion of interest on the DEEP net profits interest payable.  Our share of the net profits interest payable increased from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014 as a result of acquiring additional working interest.  Going forward, interest expense from the NPI will remain relatively constant unless there is a reduction in the expected timeframe for repayment of the NPI which would cause interest accretion to accelerate.  In addition, there is interest expense on convertible notes payable we issued on May 13 and 30, 2014, as described in Note 8 to the unaudited interim financial statements included elsewhere in this report.

Nine months ended May 31, 2014 and 2013

Our net loss of $653,051 in the nine months ended May 31, 2014, was largely the result of professional fees and general and administrative costs.  This loss compares to a $29,674 loss in the comparable prior year period.

Revenue was $79,867 for the nine months ended May 31, 2014, compared to $57,367 for the nine months ended May 31, 2013. Net oil sales from our working interest in the DEEP Lease to our account (after royalties) from the current three (gross) producing wells averaged 2.7 net barrels per day for the nine months ended May 31, 2014, and realized $92.11 per barrel before royalties of $11,309 to produce net revenues of $71,505 after royalties, with the balance of the oil sales revenue attributable to a 2.5% working interest in the DF#15 well in the Sawtelle Field, Los Angeles, which was acquired in July 2013.  Oil sales in the 2013 period averaged 2.1 net barrels per day to realize $94.27 per barrel to produce net revenues of $57,367 after royalties.

Direct operating costs were $40,216 for the nine months ended May 31, 2014, down from $52,151 for the nine months ended May 31, 2013.  The year ago period reflects higher maintenance costs.

Depletion, depreciation and amortization expense were $28,206 in the nine months ended May 31, 2014, compared to $18,740 in the nine months ended May 31, 2013.  Depletion expense varies with oil sales volumes which were higher in the 2014.  In addition, our working interest in the DEEP property increased from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014, which increases our share of the accretion on the asset retirement obligation.  Finally, we acquired our 2.5% working interest in the DF#15 well in July 2013.

Revenue, direct operating costs, and depletion, depreciation and amortization expenses vary with oil prices, downtime, repair and other operating costs, expensed workover programs, investments in drilling for new production and proved reserve estimates.

Professional fees increased from $2,747 for the nine months ended May 31, 2013, to $513,062 for the nine months ended May 31, 2014, primarily due to professional fees incurred in connection with the acquisition of, and preparation of audited financial statements for, SCNRG, acquisitions of Hawker and an additional working interest in the DEEP, litigation costs associated with Hawker’s claim to coastal lease PRC 145.1, legal and diligence costs related to the potential acquisition of an interest in the assets of TEG and related potential financing, public company costs and other start-up expenses resulting from our acquisition of SCNRG, which closed October 25, 2013.  Professional fees can vary substantially from period-to-period going forward depending on financing activity, business development and property evaluation costs, litigation expenses associated with coastal lease PRC 145.1 and costs associated with being a public company.

Other general and administrative expenses for the nine months ended May 31, 2014 were $126,147 compared to $3,651 in the nine months ended May 31, 2013 reflecting outsourced accounting services, investor relations activities, start-up expenses, public company costs, rent and increased activity.

Stock compensation expense was $14,999 for the nine months ended May 31, 2014, compared to $0 in the nine months ended May 31, 2013, as a result of stock options granted on May 14, 2014.  There were no equity incentive grants in the corresponding period of fiscal 2013.

Interest income of $827 for the nine months ended May 31, 2014, compared to $0 for the year ago period, is primarily from a secured subordinated loan receivable from TEG.

Interest expense amounted to $11,115 for the nine months ended May 31, 2014 compared to $9,752 for the nine months ended May 31, 2013, and is primarily accretion of interest on the DEEP net profits interest payable.  Our share of the net profits interest payable increased from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014 as a result of acquiring additional working interest.  Going forward, interest expense on the NPI will remain relatively constant unless there is a reduction in the expected timeframe for repayment of the NPI which would cause interest accretion to accelerate.  In addition, there is interest expense on convertible notes payable we issued on May 13 and 30, 2014, as described in Note 8 to the unaudited interim financial statements included elsewhere in this report.

Cash Flows

Operating Activities

During the nine months ended May 31, 2014, we used cash in the amount of $260,245 for operating activities, compared to $5,127 cash used in the corresponding nine month period.  There were significant professional fees, $513,062, in the nine months ended May 31, 2014, as discussed above.  Although a large portion of these fees were unpaid at the end of the quarter contributing to an accounts payable balance of $478,745, we also paid a significant portion of Hawker’s assumed accounts payable balance as of January 1, 2014, of approximately $123,000 during the period.  We anticipate that these payables will be paid from proceeds from private placements or other financings that we may undertake.

Investing Activities

During the nine months ended May 31, 2014, completion of the acquisition of SCNRG meant that SCNRG acquired Sara Creek’s cash balance of $6,004; the completion of the acquisition of Hawker meant that SCNRG acquired Hawker’s cash balance of $1,214; the acquisition of additional working interest in DEEP Lease used cash of $325,000; and the secured subordinated loan receivable investment used cash of $302,306.

There were no investing activities for the nine months ended May 31, 2013.

Financing Activities

During the nine months ended May 31, 2014 and 2013, we paid $19,702 and $17,953, respectively, required under the DEEP NPI.  Also during the nine months ended May 31, 2014, we generated net cash proceeds of $669,901 from the unit offering, $180,000 from a related party loan, and $300,000 from convertible notes payable.

Liquidity and Financial Condition

As of May 31, 2014, we had cash of $258,164, current liabilities of $978,694 and a working capital deficit of $374,600.  During the nine months ended May 31, 2014, the Company had a net loss of $653,051, largely attributable to $513,062 in professional fees and $126,147 of other general administrative costs, both as described above.

To date, we have relied on investor capital to fund our operations and investing activities.  Net proceeds after legal and related costs were $831,773 from private placements of units that closed between January 2014 and May 2014.  Included in this amount is $135,312 for units issued to settle loans from related parties and $31,560 for units issued to settle accounts payable. Together with $5,000 received for a future closing of units, we received the balance of $669,901 in cash.  In addition, during the quarter ended May 31, 2014, we issued convertibles notes payable for $300,000, and received a $180,000 short-term loan from Mr. Katic, our CEO, director and significant shareholder.  Subsequent to May 31, 2014, we issued a further $350,000 convertible note payable and raised a further $148,800 from private placements of units.

We advanced $302,306 (not including accrued interest) to TEG during the quarter ended May 31, 2014, and a further $667,000 subsequent to May 31, 2014 for a total to July 10, 2014, of $969,306, and in June 2014 entered into a letter of intent to acquire a majority interest in the TEG Assets, as described above.  Expected financing sources for the $2.5 million cash portion of the acquisition are: application of the $969,306 advances to July 10, 2014 towards the purchase price, $1.5 million from Crest as described above and $30,694 from other sources.  In addition, we would issue a promissory note to the seller in the amount of $3.0 million.  Finally, Tapia, LLC would need to refinance or replace the BOTW debt current secured by the TEG Assets.  Such debt is expected to be approximately $3 million at closing.

In addition, management’s business plan for the balance of calendar year 2014 is to continue to pursue Hawker’s claim to coastal lease PRC 145.1 (see Part II, Item 1, “Legal Proceedings”), conduct further technical work on the DEEP property and pursue other opportunities. We currently do not have sufficient financial resources to fund this plan.  We will also require further financial resources to further develop the DEEP Lease, to exploit coastal lease PRC 145.1 (assuming we are successful in securing our claim in the lease) and close other opportunities in future years.

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

Even if we are able to raise the funds required, it is possible that operations do not perform as expected, we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, fail to consummate contemplated transactions; or experience unexpected cash requirements that would force us to seek alternative financing.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 2014, we had total current assets of $604,094 and a working capital deficit in the amount of $374,600. We incurred a net loss of $653,051 during the nine months ended May 31, 2014, and an accumulated net loss of $1,004,277 since the inception of SCNRG in December 2009.

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

Net Profits Interest

A Net Profits Interest (“NPI”) on the DEEP property calls for 40% of the net cash flow, as defined in the Assignment of Net Profit Interest, to be paid each month to the owner of the NPI.  If net cash flow is negative, such losses carry forward to be deducted against future positive net cash flow.  There is a minimum monthly payment.  See Note 8 to the unaudited financial statements contained elsewhere in this report.

Given its terminating nature, the discounted present value of the minimum monthly NPI payments was recorded as a liability at SCNRG’s December 1, 2009, acquisition date of a 66.67% working interest in the DEEP property, and this liability was increased pro rata when our working interest increased to 87.18% on February 1, 2014, and again on May 14, 2014 when our working interest increased to 100.0% .  The discount rate used in all cases was 10.0% per annum.

Equity Compensation Expense

We record equity compensation expense for stock option grants based on the estimated grant-date fair value over the period the officers or consultants are required to provide services to earn the awards.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of May 31, 2014.

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

Changes in Internal Control over Financial Reporting

During the third quarter ended May 31, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1          Legal Proceedings

Punta Gorda Resources, LLC vs. Windsor Energy Us Corporation, et al., Case No. 56-2013-00440672-CU-BC-VTA, Superior Court of California, Ventura County.  On June 4, 2013, Punta Gorda Resources, LLC (a wholly owned subsidiary of Hawker Energy, LLC) filed a complaint for specific performance, breach of contract and declaratory relief in the United States Bankruptcy Court against the named defendants seeking to compel them to transfer rights and interests provided in a Bankruptcy Court-approved Settlement Agreement concerning coastal lease PRC 145.1 just offshore Ventura County in the Rincon Field.  The complaint was dismissed on procedural grounds and re-filed by Punta Gorda in the Ventura County Superior Court.  Deposition, document and written discovery has commenced.  On June 19, 2014, the defendant filed a motion for summary judgment, which we intend to oppose.  The hearing date for the summary judgment motion is scheduled for September 8, 2014.  Although we intend to vigorously pursue Punta Gorda’s rights in this case, the outcome of this matter is not determinable as of the date of this report.

In addition to the pending matters described above, we are, from time to time, involved in various legal proceedings incidental to the conduct of our business. We are unable to predict the ultimate outcome of these matters.

Item 1A       Risk Factors

Not required for a smaller reporting company.

Item 2          Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of our equity securities during the quarter ended May 31, 2014, and subsequently, have been disclosed on Current Reports on Form 8-K previously filed by us.  The issuances of the securities were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), including Regulation D promulgated thereunder, as transactions not involving a public offering, or pursuant to Regulation S as transactions not requiring registration under Section 5 of the Securities Act. In transactions made in reliance on the exemption from registration, the exemption was claimed on the basis that those transactions did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide. In transactions made in reliance on Regulation S, the safe harbor from registration was claimed on the basis that they involved an offshore transaction, no directed selling efforts were made in the United States and appropriate offering restrictions were implemented.  In each case, appropriate investment representations were obtained and stock certificates were issued with restrictive legends.

Item 3          Defaults upon Senior Securities

None.

Item 4          Mine Safety Disclosures

Not applicable.

Item 5          Other Information

None.

Item 6          Exhibits

Number	Exhibit
10.1	Form of Warrant (U.S. Investor) for Unit Sale(1)
10.2	Form of Warrant (Non-U.S. Investor) for Unit Sale(2)
10.3	Secured Convertible Promissory Note issued by Sara Creek Gold Corp. in favor of Oceanside Strategies dated May 30, 2014(3)
10.4	Amended and Restated Secured Convertible Promissory Note issued by Sara Creek Gold Corp. in favor of Oceanside Strategies dated June 23, 2014 in the aggregate amount of $250,000(4)
10.5	Amended and Restated Secured Convertible Promissory Note issued by Sara Creek Gold Corp. in favor of Oceanside Strategies dated June 25, 2014 in the aggregate amount of $350,000(5)
10.6	Promissory Note, dated July 7, 2014, issued by Sara Creek in favor of Darren Katic(6)
10.7#	2014 Stock Plan(7)
10.8#	Form of Stock Option Agreement under 2014 Stock Plan
10.9#	Stock Option Agreement between Sara Creek Gold Corp. and Kristian Andresen, dated May 14, 2014
10.10	Secured Subordinated Note Due July 31, 2014, issued by TEG Oil & Gas USA, Inc. in favor of Tapia Holdings, LLC dated June 2, 2014(8)
10.11	Amended and Restated Security Agreement, by and among Tapia Holdings, LLC and TEG Oil & Gas USA, Inc. dated June 2, 2014(9)
10.12	Subordination and Intercreditor Agreement by and among Tapia Holdings, LLC, TEG Oil & Gas USA, Inc., Sefton Resources, Inc., TEG MidContinent, Inc., and Bank of the West dated June 2, 2014(10)
10.13	Secured Subordinated Note Due December 29, 2014, issued by TEG Oil & Gas USA, Inc. in favor of Tapia Holdings, LLC dated June 27, 2014(11)
10.14	Second Amended and Restated Security Agreement, by and among Tapia Holdings, LLC and TEG Oil & Gas USA, Inc. dated June 27, 2014(12)
31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 16, 2014.
(2)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 16, 2014.
(3)	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 5, 2014.
(4)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 8, 2014.
(5)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 27, 2014.
(6)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 8, 2014.
(7)	Incorporated by reference to Appendix B of the Company’s Amendment No. 1 to Preliminary Information Statement on Schedule 14C filed on April 21, 2014.
(8)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 5, 2014.
(9)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 5, 2014.
(10)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 5, 2014.
(11) Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 1, 2014.
(12) Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 1, 2014.
#	Indicates a management contract or compensatory plan.
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

Sara Creek Gold Corp.

Date: July 14, 2014	/s/ Darren Katic
Darren Katic Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)