Form 10-K/A
period 2013-08-31
SARA CREEK GOLD CORP.
filed 2014-07-22
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)
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

EXPLANATORY NOTE

Reference is made to our Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (the “Initial Form 10-K”), as amended by Amendment No. 1 on Form 10-K/A (“Amendment No. 1”), which were filed with the U.S. Securities and Exchange Commission (“SEC”) on November 27, 2013 and January 16, 2014, respectively (the “Original Form 10-K”).  The purpose of this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) is to amend and restate the Original 10-K to make certain technical corrections and to revise certain disclosures in response to comments received from the Staff of the SEC as follows:

•
In the Original Form 10-K, the Report of Independent Registered Public Accounting Firm was filed separately as Amendment No. 1 on Form 10-K/A, apart from the financial statements and other disclosures contained in the Initial Form 10-K.  This Amendment No. 2 includes the financial statements, the Report of Independent Registered Public Accounting Firm and all other Form 10-K required disclosures in a single filing.

•
Attached as Exhibit 31 to this Amendment No. 2 is an updated and revised certification of our Chief Executive and Financial Officer that includes all language required by Item 601(b)(31) of Regulation S-K.

•	The Report of Independent Registered Public Accounting Firm under Item 8 of this Amendment No. 2 has been revised to include an opinion for all required financial statements.

•	Attached as Exhibit 99.1 to this Amendment No. 2 is the reserve report of Chapman Petroleum Engineering Ltd.

•
We have revised our disclosures on pages 5-6 and 26-27 concerning our option to acquire Hawker Energy LLC and certain potential follow-on transactions whereby the sellers of Hawker Energy LLC may be entitled to receive additional shares of our Common Stock.

Except as described above, the disclosures in this Amendment No. 2 (including, without limitation, the financial statements set forth in this Amendment No. 2) and the exhibits filed herewith are unchanged from the Original Form 10-K.  This Amendment No. 2 does not reflect events occurring after the filing of the Initial Form 10-K on November 27, 2013 and, except as described above, no attempt has been made in this Amendment No. 2 to modify or update other disclosures as presented in the Initial Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the our filings with the SEC subsequent to the filing of the Initial Form 10-K.
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

Hawker, through its wholly-owned subsidiary Punta Gorda Resources, LLC (“Punta Gorda”), claims oil production and development rights of coastal lease PRC 145.1 just offshore Ventura County in the Rincon Field and ownership rights to an associated on-shore drilling and production site, which rights are being challenged in court by the lease’s operator of record.   Hawker has also engaged in preliminary discussions with various third parties concerning additional potential acquisition or development opportunities (the “Potential Follow-On Transactions”), none of which were deemed by us to be reasonably possible as of November 27, 2013 (the date the Initial Form 10-K was filed with the SEC) due to the preliminary status of those discussions and lack of certainty around Hawker’s or Sara Creek’s ability to finance one or more of these Potential Follow-On Transactions.  Other than its contested interest in PRC 145.1 and its preliminary discussions concerning the Potential Follow-On Transactions, Hawker had no assets or operations as of November 27, 2013.  PRC 145.1 and the Potential Follow-On Transactions are discussed in greater detail below.

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

All rights claimed by Hawker to PRC 145.1 are being challenged in court by the lease’s operator of record -- Case No. 56-2013-00440672-CU-BC-VTA pending in Ventura County Superior Court.  On June 4, 2013, Punta Gorda filed a complaint for specific performance, breach of contract and declaratory relief in the United States Bankruptcy Court against the named defendants seeking to compel them to transfer rights and interests provided in a Bankruptcy Court-approved Settlement Agreement concerning coastal lease PRC 145.1.  The complaint was dismissed on procedural grounds and refiled by Punta Gorda in the Ventura County Superior Court.  The Superior Court is in the process of addressing pleading challenges.  No discovery has occurred and trial has not yet been scheduled.  Although we understand that Punta Gorda intends to vigorously pursue its rights in this case, the outcome of this matter is not determinable as of the date of this report.

Pursuant to the Agreement, as amended, the Option is exercisable until March 15, 2014 for a purchase price of 3,000,000 shares of our Common Stock, subject to increase as provided below. The Option to acquire Hawker, if exercised, is subject to the completion of certain closing conditions set forth in the Agreement.

After we exercise the Option to acquire Hawker, the Agreement also provides that Sellers may be entitled to an additional 33,000,000 shares of our Common Stock upon the consummation of Potential Follow-On Transactions as follows:

(a)           2,000,000 shares of our Common Stock shall be issued upon our or Hawker’s acquisition of California Oil Independents or its oil and gas interests being the “Doud” leases, comprised of approximately 340 acres, 20 wells and two tank batteries, located in the Monroe Swell Field, near Greenfield, California;
(b)           2,000,000 shares of our Common Stock shall be issued upon our or Hawker’s acquisition of a participation in South Coast Oil – Huntington Beach CA oil and gas interests comprised of approximately 340 acres, 20 wells (of which 9 are active) and 4 tank batteries, and known as the “Town Lot”;
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
(e)           7,000,000 shares of our Common Stock shall be issued upon the conveyance to us or Hawker of certain assets and rights regarding PRC 145.1 Lease held by Rincon Island Limited Partnership or settlement in lieu of such conveyance (see description of PRC 145.1 litigation above); and
(f)            7,000,000 shares of our Common Stock shall be issued upon the conveyance to us or Hawker of certain mineral rights regarding PRC 427 Lease held by ExxonMobil, a lease that is adjacent to PRC 145.1 Lease above.

The Potential Follow-On Transactions described above are dependent on a number of variables that are not within our control and, as a result, (i) we cannot state with a reasonable degree of certainty that any of the transactions will occur and (ii) as described above, none of the transactions were deemed by us to be reasonably possible as of November 27, 2013 (the date the Initial Form 10-K was filed with the SEC).  Each of the Potential Follow-On Transactions described above, if consummated, would constitute a transaction separate and independent from our acquisition of Hawker pursuant to the Option.  Any shares of our Common Stock that may be issued upon the consummation of any of the Potential Follow-On Transactions will constitute expensed costs incurred concurrently with consummation of the applicable follow-on transaction (as opposed to incremental consideration for our acquisition of Hawker).

Sara Creek agreed to these potential additional share issuances as a result of the Hawker Sellers’ preliminary work on the Potential Follow-On Transactions to the date of our acquisition of Hawker and based on our belief that value may accrue to Sara Creek in the event one or more of these Potential Follow-On Transactions is consummated and the properties further developed.  The Hawker Sellers’ work to the date of Sara Creek’s acquisition of Hawker consisted of opportunity identification and screening, resource evaluation through hiring of third-party technical consultants, initial financial analyses, early stage discussions with the potential sellers around value and other evaluation work.  Furthermore, it was important to Sara Creek that all of the Hawker Sellers’ oil growth opportunities be acquired by Sara Creek, not just the PRC 145.1 opportunity, so that the business interests of the Hawker Sellers (each of whom is now actively involved with Sara Creek) be more directly aligned with interests of the Company.  Although initial technical work has been done on each of the Potential Follow-On Transaction’s underlying properties to develop a preliminary understanding of the resource and opportunity, no reserve reports done to SEC standards have been completed to date.

As of November 12, 2013, Mr. Katic beneficially owned 6,000,000 shares (or 23.1%) of our outstanding Common Stock and Mr. Moore beneficially owned zero shares of our outstanding Common Stock.  Assuming, for purposes of example only, that all 3,000,000 shares of our Common Stock issuable upon exercise of the Option to acquire Hawker and all 33,000,000 additional shares of our Common Stock issuable upon the consummation of Potential Follow-On Transactions were issued to Messrs. Katic and Moore and outstanding on November 12, 2013, Mr. Katic would have beneficially owned 24,000,000 shares (or 38.7%) of our outstanding Common Stock and Mr. Moore would have beneficially owned 18,000,000 shares (or 29.1%) of our outstanding Common Stock as of such date.  These assumed percentage ownership figures do not consider any additional potential issuances of our Common Stock that may be necessary to fund such Potential Follow-on Transactions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sara Creek Gold Corp. as of August 31, 2013 and 2012 and the results of its operations, stockholders’ deficit, and cash flows for years ended August 31, 2013 and 2012 and for the period from June 12, 2006 (inception) to August 31, 2013 in conformity accounting principles generally accepted in the United States of America.

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

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' (DEFICIT)

					Stock			Total
	Common Stock		Common Stock Payable		Subscription	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Paid-in Capital	Deficit	Deficit
Balance, June 12, 2006 (Inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of stock at $0.001 per share	1,000,000	1,000	-	-	(10,000)	9,000	-	-
Net loss	-	-	-	-	-	-	(1,230)	(1,230)
Balance, August 31, 2006	1,000,000	1,000	-	-	(10,000)	9,000	(1,230)	(1,230)
Receipt of stock subscription receivable	-	-	-	-	10,000	-	-	10,000
Net loss	-	-	-	-	-	-	(5,855)	(5,855)
Balance, August 31, 2007	1,000,000	1,000	-	-	-	9,000	(7,085)	2,915
Issuance of common stock in exchange
for cash at $0.10 per share	490,000	490	-	-	-	48,510	-	49,000
Net loss	-	-	-	-	-	-	(58,567)	(58,567)
Balance, August 31, 2008	1,490,000	1,490	-	-	-	57,510	(65,652)	(6,652)
Net loss	-	-	-	-	-	-	(30,806)	(30,806)
Balance, August 31, 2009	1,490,000	1,490	-	-	-	57,510	(96,458)	(37,458)
Net loss	-	-	-	-	-	-	-	-
Balance, August 31, 2010	1,490,000	1,490	-	-	-	57,510	(610,179)	(551,179)
Issuance of common stock in exchange
for debt at $0.30 per share	1,676,977	1,677	-	-	-	501,416	-	503,093
Net loss	-	-	-	-	-	-	(72,794)	(72,794)
Balance, August 31, 2011	3,166,977	3,167	-	-	-	558,926	(682,973)	(120,880)
Adjustment for rounding differences	8	-	-	-	-	-	-	-
Issuance of common stock in exchange
for debt at $0.01 per share	5,000,000	5,000	-	-	-	45,000	-	50,000
Issuance of common stock in exchange
for debt at $0.05 per share	600,000	600	-	-	-	29,400	-	30,000
Accrued interest waived by stockholders	-	-	-	-	-	9,059	-	9,059
Issuance of common stock in exchange
for services rendered at $0.05 per share	515,000	515	-	-	-	25,235	-	25,750
Issuance of common stock in exchange
for cash at $0.05 per share	-	-	300,000	300	-	14,700	-	15,000
Net loss	-	-	-	-	-	-	(64,360)	(64,360)
Balance, August 31, 2012	9,281,985	9,282	300,000	300	-	682,320	(747,333)	(55,431)
Issuance of common stock in exchange
for cash at $0.05 per share	1,000,000	1,000	(300,000)	(300)	-	34,300	-	35,000
Beneficial conversion feature	-	-	-	-	-	59,000	-	59,000
Issuance of common stock in exchange
for oil & gas properties at $0.013 per share	500,000	500	2,000,000	2,000	-	29,000	-	31,500
Issuance of common stock in exchange
for conversion of debt at $0.05 per share	1,180,000	1,180	-	-	-	57,820	-	59,000
Notes payable - related party waived by
stockholders	-	-	-	-	-	13,966	-	13,966
Net loss	-	-	-	-	-	-	(129,969)	(129,969)
Balance, August 31, 2013	11,961,985	$11,962	2,000,000	$2,000	$-	$876,406	$(877,302)	$13,066

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

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
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

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
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

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
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

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
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

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
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

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2013 AND 2012

7.	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Year ended August 31, 2013 (Continued)

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

On October 15, 2013, the Company entered into an Option Agreement (the “Agreement”) with Darren Katic and Charles Moore (collectively the “Sellers”) whereby the Company obtained the option (“Option”) to acquire all of the membership interests in Hawker Energy, LLC, a California limited liability company (“Hawker”). On November 20, 2013, the Company amended and restated the Agreement with Sellers to (a) extend the term of the option, (b) revise the option consideration payable upon consummation of certain transactions described in the Agreement and (c) provide for additional option consideration in the event of the consummation of certain transactions not previously contemplated by the parties.

Pursuant to the Agreement, as amended, the Option is exercisable until March 15, 2014 for a purchase price of 3,000,000 shares of the Company’s Common Stock, subject to increase as provided below. The Option to acquire Hawker, if exercised, is subject to the completion of certain closing conditions set forth in the Agreement.

SARA CREEK GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2013 AND 2012

9.	SUBSEQUENT EVENTS (CONTINUED)

After the Company exercises the Option to acquire Hawker, the Agreement also provides that Sellers may be entitled to an additional 33,000,000 shares of the Company’s Common Stock upon the consummation of certain potential follow-on transactions as follows:

(a)           2,000,000 shares of the Company’s Common Stock shall be issued upon the Company’s or Hawker’s acquisition of California Oil Independents or its oil and gas interests being the “Doud” leases, comprised of approximately 340 acres, 20 wells and two tank batteries, located in the Monroe Swell Field, near Greenfield, California;
(b)           2,000,000 shares of the Company’s Common Stock shall be issued upon the Company’s or Hawker’s acquisition of a participation in South Coast Oil – Huntington Beach CA oil and gas interests comprised of approximately 340 acres, 20 wells (of which 9 are active) and 4 tank batteries, and known as the “Town Lot”;
(c)           5,000,000 shares of the Company’s Common Stock shall be issued upon the Company’s or Hawker’s acquisition of all of the oil and gas leases held by Christian Hall (or affiliates) in the Midway-Sunset field located between the towns of Taft and McKittrick in Kern County, CA;
(d)           10,000,000 shares of the Company’s Common Stock shall be issued upon the Company’s or Hawker’s acquisition of TEG Oil & Gas, Inc. (or certain oil and gas interests held by it, being all leases located in the Tapia Field, Los Angeles County, California);
(e)           7,000,000 shares of the Company’s Common Stock shall be issued upon the conveyance to the Company or Hawker of certain assets and rights regarding PRC 145.1 Lease held by Rincon Island Limited Partnership or settlement in lieu of such conveyance (see description of PRC 145.1 litigation under Part I, Item 1 of this Form 10-K); and
(f)            7,000,000 shares of the Company’s Common Stock shall be issued upon the conveyance to the Company or Hawker of certain mineral rights regarding PRC 427 Lease held by ExxonMobil, a lease that is adjacent to PRC 145.1 Lease above.

The potential follow-on transactions described above are dependent on a number of variables that are not within the Company’s control and, as a result, (i) the Company cannot state with a reasonable degree of certainty that any of the transactions will occur and, (ii) none of the transactions were deemed by the Company to be reasonably possible as of November 27, 2013 (the date the Initial Form 10-K was filed with the SEC).  Each of the potential follow-on transactions described above, if consummated, would constitute a transaction separate and independent from the Company’s acquisition of Hawker pursuant to the Option.  Any shares of the Company’s Common Stock that may be issued upon the consummation of any of the potential follow-on transactions will constitute expensed costs incurred concurrently with consummation of the applicable follow-on transaction (as opposed to incremental consideration for our acquisition of Hawker).

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

On November 20, 2013, we entered into an Amended and Restated Option Agreement (“Amended Option”) with Darren Katic and Charles Moore (collectively the “Sellers”) whereby we amended the terms of the previously disclosed Option Agreement dated October 15, 2013 (“Original Option”) between the parties.  The Original Option set forth the terms and conditions for the option to purchase Hawker LLC and potential follow-on related transactions.  The Amended Option: (a) extends the term of the Original Option, (b) revises the option consideration payable upon consummation of certain transactions described in the Original Option, and (c) provides for additional option consideration in the event of the consummation of certain transactions not previously contemplated by the parties. A copy of the Amended Option is set forth in Exhibit 10.

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

PART IV

Item 15	Exhibits, Financial Statement Schedules

Number	Exhibit
10.1	Amended and Restated Option Agreement dated November 20, 2013.(1)
10.2	Option Agreement dated October 15, 2013.(2)
10.3	Agreement and Plan of Reorganization dated September 18, 2013.(3)
10.4	Assignment of Working Interest dated July 18, 2013.(4)
21	Subsidiaries
23.1	Consent of Chapman Petroleum Engineering Ltd.
23.2	Consent of Independent Registered Public Accounting Firm
31	Rule 13a-14(a) Certification of Chief Executive and Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive and Chief Financial Officer
99.1	Reserve Report of Chapman Petroleum Engineering Ltd.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 filed on November 27, 2013.
(2)	Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated October 21, 2013.
(3)	Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated September 23, 2013.
(4)	Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated July 22, 2013.

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

Sara Creek Gold Corp.

Date: July 22, 2014	/s/ Darren Katic
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
July 22, 2014

/s/ Kristian Andresen
Kristian Andresen
Director
July 22, 2014