Form 10-Q/A
period 2013-11-30
SARA CREEK GOLD CORP.
filed 2014-07-22
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
34,561,983 shares of common stock as of January 13, 2014.

EXPLANATORY NOTE

Reference is made to our Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on January 13, 2014 (the “Original Form 10-Q”).  The purpose of this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is to amend and restate the Original 10-Q to make certain technical corrections and to revise certain disclosures in response to comments received from the Staff of the SEC as follows:

•
Attached as Exhibit 31.1 to this Amendment No. 1 is an updated and revised certification of our Chief Executive and Financial Officer that includes all language required by Item 601(b)(31) of Regulation S-K.

•	We have revised our disclosures on pages 7 and 10 concerning the accounting treatment of our acquisition of SCNRG, LLC.

•
We have revised our disclosures on pages 14-15 and 17-18 concerning our acquisition of Hawker Energy LLC and certain potential follow-on transactions whereby the former owners of Hawker Energy LLC may be entitled to receive additional shares of our common stock.

In addition, the cover page of this Amendment No. 1 has been updated to correctly indicated the number of shares of our common stock outstanding as of January 13, 2014 as 34,561,983 shares (the amount was inadvertently misstated in the Original Form 10-Q as 32,561,983 shares).

Except as described above, the disclosures in this Amendment No. 1 (including, without limitation, the financial statements set forth in this Amendment No. 1) and the exhibits filed herewith are unchanged from the Original Form 10-Q.  This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q on January 13, 2014 and, except as described above, no attempt has been made in this Amendment No. 1 to modify or update other disclosures as presented in the Original Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the our filings with the SEC subsequent to the filing of the Original Form 10-Q.

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

On October 25, 2013, we closed on the Agreement and Plan of Reorganization with SCNRG, LLC (“SCNRG”), a California limited liability company, whereby we acquired 100% of the membership interest in SCNRG, resulting in SCNRG becoming a wholly-owned subsidiary of SCGC, in exchange for 14.0 million shares of our common stock issued to the members of SCNRG.  For accounting purposes, the acquisition of SCNRG by SCGC has been accounted for as a reverse acquisition whereby SCNRG is the accounting acquirer effectuating a recapitalization of SCNRG. Accordingly, SCNRG is considered the acquirer for accounting purposes and thus, the historical financial statements of SCNRG are presented and consolidated with SCGC’s beginning October 25, 2013. As a result of this transaction, SCGC changed its business direction and is now in the oil and gas industry.

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

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2013
UNAUDITED

3.           ACQUISITION OF SCNRG

As described in Note 1, on October 25, 2013, we acquired 100% of the membership interest in SCNRG, resulting in SCNRG becoming a wholly-owned subsidiary of the SCGC, in exchange for 14.0 million shares of our common stock issued to the members of SCNRG.  For accounting purposes, the acquisition of SCNRG by SCGC has been accounted for as a reverse acquisition effectuating a recapitalization of SCNRG.   Accordingly, SCNRG is considered the acquirer for accounting purposes and thus, the historical financial statements of SCNRG are brought forward and consolidated with SCGC’s beginning October 25, 2013.

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

The following table presents unaudited pro forma consolidated information, adjusted for the reverse acquisition as if the acquisition had occurred on September 1, 2012:

	Three Months Ended November 30,
	2013	2012
Revenue	$28,097	$23,425
Net loss	$(87,473)	$(13,875)
Loss per share	$--	$--

These amounts have been calculated after applying our accounting policies and adjusting the results to reflect the recapitalization of SCNRG.  The unaudited pro forma adjustments are based on available information and certain assumptions we believe are reasonable.

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

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2013
UNAUDITED

11.           SUBSEQUENT EVENTS

Acquisition of Hawker Energy, LLC

On January 1, 2014, we exercised our option to acquire all of the membership interests in Hawker from Darren Katic and Charles Moore (collectively the “Hawker Sellers”). We issued 3,000,000 shares of our common stock to the Hawker Sellers as consideration for the acquisition and, as described below, may be required to issue up to an additional 33,000,000 shares of our common stock to the Hawker Sellers upon us or Hawker consummating certain follow-on transactions described below (“Potential Follow-On Transactions”). In addition, we assumed $135,199 in net liabilities of Hawker.  Mr. Katic was a member of SCNRG, LLC, which we acquired on October 25, 2013, and at which point Mr. Katic became a director, officer and a significant shareholder of SCGC.

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

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2013
UNAUDITED

11.           SUBSEQUENT EVENTS - continued

Acquisition of Hawker Energy, LLC - continued

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

Subsequent Events to November 30, 2013

Acquisition of Hawker Energy, LLC

On January 1, 2014, we exercised our option to acquire all of the membership interests in Hawker from Darren Katic and Charles Moore (collectively the “Hawker Sellers”). We issued 3,000,000 shares of our common stock to the Hawker Sellers as consideration for the acquisition and, as described below, may be required to issue up to an additional 33,000,000 shares of our common stock to the Hawker Sellers upon us or Hawker consummating certain follow-on transactions described below (“Potential Follow-On Transactions”). In addition, we assumed $135,199 in net liabilities of Hawker.  Mr. Katic was a member of SCNRG, LLC, which we acquired on October 25, 2013, and at which point Mr. Katic became a director, officer and a significant shareholder of SCGC.

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

We agreed to these potential additional share issuances as a result of the Hawker Sellers’ preliminary work on the Potential Follow-On Transactions to the date of our acquisition of Hawker and based on our belief that value may accrue to Sara Creek in the event one or more of these Potential Follow-On Transactions is consummated and the properties further developed.  The Hawker Sellers’ work to the date of our acquisition of Hawker consisted of opportunity identification and screening, resource evaluation through hiring of third-party technical consultants, initial financial analyses, early stage discussions with the potential sellers around value and other evaluation work.  Furthermore, it was important to us that all of the Hawker Sellers’ oil growth opportunities be acquired by us, not just the PRC 145.1 opportunity, so that the business interests of the Hawker Sellers (each of whom is now actively involved with Sara Creek) be more directly aligned with our interests.  Although initial technical work has been done on each of the Potential Follow-On Transaction’s underlying properties to develop a preliminary understanding of the resource and opportunity, no reserve reports done to SEC standards have been completed to date.

As of January 13, 2014, Mr. Katic beneficially owned 7,880,000 shares (or 22.8%) of our outstanding common stock and Mr. Moore beneficially owned 1,500,000 shares (or 4.3%) of our outstanding common stock. Assuming, for purposes of example only, that all 33,000,000 shares of our common stock issuable upon the consummation of Potential Follow-On Transactions were issued to Messrs. Katic and Moore and outstanding on January 13, 2014, Mr. Katic would have beneficially owned 24,380,000 shares (or 36.1%) of our outstanding common stock and Mr. Moore would have beneficially owned 18,000,000 shares (or 26.6%) of our outstanding common stock as of such date. These assumed percentage ownership figures do not consider any additional potential issuances of our common stock that may be necessary to fund such Potential Follow-on Transactions.

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