Form 10-Q/A
period 2014-02-28
SARA CREEK GOLD CORP.
filed 2014-07-22
CIK 1415286

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

EXPLANATORY NOTE

Reference is made to our Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on April 10, 2014 (the “Original Form 10-Q”).  The purpose of this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is to amend and restate the Original 10-Q to make certain technical corrections and to revise certain disclosures in response to comments received from the Staff of the SEC as follows:

•	We have revised our disclosures on pages 8 and 11 concerning the accounting treatment of our acquisition of SCNRG, LLC.

•
We have revised our disclosures on pages 11-13 and 21-22 concerning our acquisition of Hawker Energy LLC and certain potential follow-on transactions whereby the former owners of Hawker Energy LLC may be entitled to receive additional shares of our common stock.

Except as described above, the disclosures in this Amendment No. 1 (including, without limitation, the financial statements set forth in this Amendment No. 1) and the exhibits filed herewith are unchanged from the Original Form 10-Q.  This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q on April 10, 2014 and, except as described above, no attempt has been made in this Amendment No. 1 to modify or update other disclosures as presented in the Original Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the our filings with the SEC subsequent to the filing of the Original Form 10-Q.

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

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED FEBRUARY 28, 2014
UNAUDITED

3.           ACQUISITION OF SCNRG

As described in Note 1, on October 25, 2013, we acquired 100% of the membership interest in SCNRG, resulting in SCNRG becoming a wholly-owned subsidiary of SCGC, in exchange for 14.0 million shares of our common stock issued to the members of SCNRG.  For accounting purposes, the acquisition of SCNRG by SCGC has been accounted for as a reverse acquisition effectuation a recapitalization of SCNRG.   Accordingly, SCNRG is considered the acquirer for accounting purposes and, therefore, the historical financial statements of SCNRG are brought forward and consolidated with SCGC’s beginning October 25, 2013.

The 14.0 million common shares issued by SCGC had an estimated fair value of $14,000.  The following is a summary of the fair value of consideration transferred in exchange for the estimated fair value of net assets acquired on October 25, 2013:

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

(b) 2,000,000 shares of our common stock shall be issued upon our or Hawker’s acquisition of a participation in South Coast Oil – Huntington Beach, CA oil and gas interests comprised of approximately 340 acres, 20 wells (of which nine are active) and four tank batteries, and known as the “Town Lot”;

(c) 5,000,000 shares of our common stock shall be issued upon our or Hawker’s acquisition of all of the oil and gas leases held by Christian Hall (or affiliates) in the Midway-Sunset field located between the towns of Taft and McKittrick in Kern County, CA;

(d) 10,000,000 shares of our common stock shall be issued upon our or Hawker’s acquisition of TEG Oil & Gas, Inc. (or certain oil and gas interests held by it being all leases located in the Tapia Field, Los Angeles County, California);

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

SARA CREEK GOLD CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED FEBRUARY 28, 2014
UNAUDITED

8.           NET PROFITS INTEREST (“NPI”) PAYABLE - continued

Changes in SCNRG’s share of the NPI liability are as follows:

	February 28,	August 31,
	2014	2013

NPI liability, beginning of period	$124,597	$135,640
Liabilities assumed in connection with DEEP Lease acquisition	36,824	-
Current period accretion	6,009	12,865
Payments made	(11,913)	(23,908)
NPI liability, end of period	155,517	124,597
Less: current portion	$16,643	$12,109
NPI liability, long-term portion	138,874	112,488

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

( a) 2,000,000 shares of our common stock shall be issued upon our or Hawker’s acquisition of California Oil Independents or its oil and gas interests being the “Doud” leases, comprised of approximately 340 acres, 20 wells and two tank batteries, located in the Monroe Swell Field, near Greenberg, California;

(b) 2,000,000 shares of our common stock shall be issued upon our or Hawker’s acquisition of a participation in South Coast Oil – Huntington Beach CA oil and gas interests comprised of approximately 340 acres, and 20 wells (of which 9 are active) and four tank batteries, and known as the “Town Lot”;

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

(e) 7,000,000 shares of our common stock shall be issued upon the conveyance to us or Hawker of certain assets and rights regarding PRC 145.1 Lease held by Rincon Island Limited Partnership or settlement in lieu of such conveyance; and

(f) 7,000,000 shares of our common stock shall be issued upon the conveyance to us or Hawker of certain mineral rights regarding PRC 427 Lease held by ExxonMobil, a lease adjacent to PRC 145.1 Lease discussed above.

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