Form 10-K
period 2014-08-31
HAWKER ENERGY, INC.
filed 2014-11-24
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-52892

Hawker Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0511130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

326 S. Pacific Coast Highway, Suite 102 Redondo Beach, California	90277
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 438-7997

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

As of November 13, 2014, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.3 million based on the closing sales price of the registrant’s common stock as reported on the OTCQB market on such date.  This calculation does not reflect a determination that persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 74,674,703 shares of common stock as of November 13, 2014.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs including, statements concerning registrant's operations, performance, financial condition and growth. For this purpose, any statement contained in this annual report on Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as ability of registrant to pursue its business plan and commence operations. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements. We are in the development stage of our business and have not generated any significant revenues from operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the implementation of our plan of operations or difficulties with closing and achieving expected acquisition results, and possible cost overruns due to price and cost increases.

Throughout this annual report references to “we”, “our”, “us”, “Hawker”, “the Company”, and similar terms refer to Hawker Energy, Inc.

HAWKER ENERGY, INC.
FOR THE FISCAL YEAR ENDED
AUGUST 31, 2014

PART I

Item 1	Business

Organizational History and Overview

Hawker Energy, Inc. was incorporated under the laws of the State of Nevada on June 12, 2006, under the name of Uventus Technologies Corp.  On September 23, 2009, we merged with our wholly owned subsidiary and changed our name to Sara Creek Gold Corp. Subsequently, on September 29, 2014, we changed our name to Hawker Energy, Inc. (“we”, “our”, “us”, “Hawker”, or “the Company”).

We are now in the oil and gas exploitation and production business and our goal is to acquire and develop mature leases, interests and other rights to oil and gas producing properties with proven undeveloped potential.

Our recent history is as follows:

•	We were a public shell company until July 18, 2013.
•
On October 25, 2013, we acquired SCNRG, LLC (“SCNRG”), an entity that owned a 66.67% working interest in the DEEP Lease in California (we increased our ownership to 100% subsequently).  Mr. Darren Katic, a managing member of SCNRG, became a director, Chief Executive Officer and Chief Financial Officer of Hawker, and a significant shareholder of Hawker, upon our acquisition of SCNRG.

•
On January 1, 2014, we acquired all of the membership interests in Hawker Energy, LLC, an entity owned by Mr. Katic and Mr. Charles Moore. Hawker Energy, LLC changed its name to Hawker Energy (Rincon), LLC (“HERLLC”) on October 22, 2014.  HERLLC, through its wholly-owned subsidiary Punta Gorda Resources, LLC (“Punta Gorda”), claims oil production and development rights of coastal lease PRC 145.1 just offshore Ventura County in the Rincon Field and ownership rights to an associated on-shore drilling and production site, which rights are being challenged in court by the lease’s operator of record (see Part I, Item 3, “Legal Proceedings”).  HERLLC had also engaged in preliminary discussions with various third parties concerning potential acquisitions.

•
On June 18, 2014, we entered into a nonbinding letter of intent with Sefton Resources, Inc. (“Sefton”) (the “Sefton LOI”) concerning the principal terms upon which our newly-formed subsidiary Tapia Holdings, LLC (“Tapia Holdings”) would acquire 80% of the common membership interests of Tapia, LLC, an entity which would own four oil and gas producing leases encompassing the Tapia Canyon field (“Tapia Assets”) and one development lease west of the Tapia Canyon field (“Eureka Assets”), and the accompanying production equipment, all located in California.  The Tapia Assets, Eureka Assets and equipment to be owned by Tapia, LLC (collectively, the “TEG Assets”) are currently owned by Sefton’s wholly-owned subsidiary, TEG Oil & Gas USA, Inc. (“TEG”) but will be contributed by TEG to Tapia, LLC in connection with the transaction contemplated by the Sefton LOI. We are working to raise the necessary funds to complete this transaction. As a result of a significant decrease in oil prices and other factors that have arisen since the date of the Sefton LOI, the parties are currently in discussions regarding possible adjustments to the transaction. We have made advances of $1,487,352 through November 13, 2014, to TEG in connection with this proposed acquisition.  Repayment of these advance is secured by a second priority security interest in the Tapia Assets, Eureka Assets and equipment described above, subordinate to loans made by Sefton and TEG’s senior lender, Bank of the West (“BOTW”).

•
During the year ended August 31, 2014, we raised funds as follows:  $980,288 through the sale of units comprised of stock and warrants, $930,000 through convertible notes payable and $221,000 from loans to related parties.  Subsequent to August 31, 2014, to November 13, 2014, we raised additional funds as follows: $50,000 of additional convertible notes payable, $95,000 of additional loans from related parties and $50,000 of units.

These events are described in more detail below.

Our consolidated financial statements,  including our wholly-owned subsidiaries SCNRG, HERLLC, Punta Gorda and Tapia Holdings, consist of SCNRG’s historical results consolidated with our results beginning October 25, 2013, as a result of SCNRG being considered the acquirer for accounting purposes, together with HERLLC’s (and its subsidiary Punta Gorda’s) results commencing with its acquisition on January 1, 2014, and Tapia Holdings’ results beginning with its formation in April 2014.

Recent Business Developments

Nonbinding Letter of Intent to Acquire an Interest in Assets of TEG (“Proposed TEG Acquisition”)

On June 18, 2014, we entered into the Sefton LOI concerning the principal terms upon which the Proposed TEG Acquisition might be consummated.  The principal terms of the nonbinding Sefton LOI are as follows: (i) Sefton’s wholly-owned subsidiary, TEG, would contribute all of its assets, including the Eureka Assets, Tapia Assets and equipment described above to TEG’s newly-formed wholly-owned subsidiary Tapia, LLC, and Tapia, LLC would assume specified liabilities of TEG, (ii) Tapia Holdings would acquire 80% of the common membership interests of Tapia, LLC for $2.5 million in cash and the issuance to TEG of our $3.0 million promissory note that would accrue 6% interest per annum and amortize quarterly on a straight line basis over the 12 quarters following closing, and (iii) TEG would retain the balance of the ownership interest in Tapia, LLC comprising the remaining 20% common membership interests of Tapia, LLC.  Our note to TEG would be subject to adjustment based on the working capital of Tapia, LLC at closing.  The transactions contemplated by the Sefton LOI are subject to a number of conditions, contingencies and uncertainties inherent to any nonbinding preliminary terms, including, but not limited to, completion of definitive documentation, amending or refinancing the BOTW debt that encumbers all of TEG’s assets (which debt is expected to be approximately $3.8 million at closing), our ability to finance the transaction, our satisfactory completion of due diligence concerning TEG and its assets, and consummation of definitive agreements.  Sefton shareholders have voted in favor of the proposed transaction.  As a result of a significant decrease in oil prices and other factors that have arisen since the date of the Sefton LOI, the parties are currently in discussions regarding possible adjustments to the transaction.

The Proposed TEG Acquisition (including, but not limited to, the transactions contemplated by the nonbinding letter of intent) are subject to a number of conditions and contingencies outside of our control, all of which create a level of uncertainly concerning our ability to ultimately consummate the Proposed TEG Acquisition.  Even if the Proposed TEG Acquisition is ultimately consummated, it may be on different terms than described above.

Including $145,000 funded to date and $145,000 of future commitment to participate in the note payable to Sefton on closing of the Proposed TEG Acquisition, we anticipate that, effective as of the closing of the Proposed TEG Acquisition, outside members will own a non-controlling 4.83% of members’ equity interest in Tapia Holdings.

Between April 18, 2014 and August 31, 2014, our newly-formed wholly-owned subsidiary Tapia Holdings made a number of advances to TEG, pursuant to a Secured Subordinated Note dated June 27, 2014 (the “Note”), and a Third Amended and Restated Security Agreement dated August 29, 2014 (the “Security Agreement”) (collectively, the “Loan Receivable Agreements”). These advances, totaling $1.5 million as of November 13, 2014, together with accrued interest, will be credited against the $2.5 million cash payment noted above. The balance of the cash payment (to the extent not used toward repayment of the BOTW debt) will be retained by Tapia, LLC as consideration for newly issued membership interests in Tapia, LLC.

Secured Subordinated Loan Receivable, Short Term

Under the terms of the Loan Receivable Agreements, TEG agreed to pay Tapia Holdings the principal sum of $1,500,000, or such lesser amount as may be outstanding from time to time, with interest on the unpaid principal amount at the rate of 3.0% per annum.  We advanced $1,290,727 to TEG during the year ended August 31, 2014, and a further $196,625 subsequent to August 31, 2014 for a total to November 13, 2014, of $1,487,352, not including accrued interest.  Further advances are subject to the sole and absolute discretion of Tapia Holdings. The loan receivable matures on December 29, 2014, at which time all outstanding principal and accrued interest is due and payable in full.  The personal property assets of TEG secure the Note.  These assets consist of all personal property assets located in the Tapia and Eureka Fields, Los Angeles and Ventura Counties, California. The Note and our security interest in the personal property assets of TEG are subordinate to senior indebtedness of TEG, pursuant to a Subordination and Intercreditor Agreement (“Intercreditor Agreement”) dated June 2, 2014, by and among Tapia Holdings, TEG, Sefton, TEG’s affiliate TEG MidContinent, Inc., and Sefton’s senior lender, BOTW.

The Security Agreement also provides that if the transactions contemplated by the Proposed TEG Acquisition are consummated (such transactions, the “Acquisition”), Tapia Holdings may apply any or all of the outstanding principal and accrued interest on the Note towards the consideration for the Acquisition.  Further, under the terms of the Security Agreement, Tapia Holdings has the option, in the event of a default, upon a refinancing of TEG’s bank loan or after December 14, 2014 if TEG cannot provide written evidence of its ability to repay the Note, to cause TEG to contribute its assets to Tapia, LLC and to sell to Tapia Holdings up to 80% of TEG’s membership interests in Tapia, LLC at the rate of $68,750 for each 1.0% of membership interest in Tapia, LLC for cash or for such other consideration as set forth in the Security Agreement, including but not limited to, cancellation of outstanding amounts payable under the Note. TEG further agreed to cease and terminate any solicitation or encouragement of a third party acquisition proposal; provided, that, if TEG receives an unsolicited, bona fide acquisition proposal that is found to be superior to the Proposed TEG Acquisition terms, to the extent Tapia Holdings declines to renegotiate the Proposed TEG Acquisition terms or to otherwise match the terms of the third party acquisition proposal, TEG may pursue such third party acquisition proposal. The Security Agreement also contains other representations, warranties and covenants of both parties that are customary for an agreement of this type.

See “Acquisition of Hawker Energy (Rincon), LLC” below for a description of common stock to be released from escrow to the HERLLC Sellers (also defined below), should the Proposed TEG Acquisition above be consummated.

Description of Tapia Assets

The Tapia Canyon field covers an area of approximately 383 acres located about 40 miles north of the Los Angeles, California metropolitan area. The Tapia Canyon field was discovered in 1957, when the Yule No. 2 well tested at 120 barrels per day of 18-degree API oil. The Tapia Canyon field commenced production in August 1957. Based on information provided to us by TEG, the Tapia assets produced 79 barrels of oil per day (gross) in October 2014 from 17 wells at a reservoir depth of just over 1,000 feet. According to TEG, the Tapia Assets benefit from relatively low royalty burdens, which average approximately seven percent. Production is from the Yule reservoir, which is, on average, greater than 100 feet thick over the majority of the oil field, and comprised of sand and silts.

Based on information provided to us by TEG, the field operator built a small steam generator for testing purposes in 2007 and has completed 31 steam injection cycles of various sizes to assist in field modeling. The field operator has confirmed the value of thermal EOR (enhanced oil recovery) at Tapia. According to TEG, during the last full-time cyclic steam test in October 2013, production reached 170 barrels of oil per day (gross). Extensive infrastructure exists currently in the field to facilitate steaming operations going forward, and for oil gathering and storage purposes.

Although we have performed initial technical work on the Tapia Assets to develop a preliminary understanding of the resource and opportunity, no reserve reports done to Securities and Exchange Commission (“SEC”) standards have been completed by us to date.

Description of Eureka Assets

The Eureka Assets cover an area of approximately 1,600 acres located about 25 miles west of the Tapia Canyon field in Ventura County, California. According to TEG, the Eureka Assets produced six barrels of oil per day (gross) in October 2014.

Although we have performed initial technical work on the Eureka Assets to develop a preliminary understanding of the resource and opportunity, no reserve reports done to SEC standards have been completed by us to date.

All acreage, production and well information described above are gross figures.

Fiscal Year ended August 31, 2014

Acquisition of SCNRG and Subsequent Acquisition of an Additional Working Interest in the DEEP Lease

On October 25, 2013, we acquired all of the membership interests in SCNRG from Darren Katic, Gerald Tywoniuk and Manhattan Holdings, LLC, a Delaware limited liability company, in exchange for 14.0 million shares of our common stock. As a result of the acquisition, SCNRG became our wholly-owned subsidiary.  Mr. Katic became a director, Chief Executive Officer and Chief Financial Officer, and a significant shareholder of Hawker upon our acquisition of SCNRG.  Subsequent to the acquisition, Mr. Tywoniuk has been performing finance and accounting services for Hawker.

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

Oil production on the DEEP Lease is subject to a 20.92% overriding royalty interest.  In addition, in connection with SCNRG’s December 1, 2009 Purchase and Sale Agreement whereby it acquired DEEP, and as part of the purchase price consideration, SCNRG entered into an Assignment of Net Profit Interest with Christian Hall Petroleum. Pursuant to the agreement, SCNRG is required to make monthly payments to the holder in an amount equal to 40% of its share of net profit (as defined in the agreement) from production.  Until February 1, 2014, SCNRG’s working interest in the DEEP property was 66.67%, and the NPI agreement called for a minimum monthly payment of $1,985 (SCNRG’s 66.67% share).  Beginning February 1, 2014, SCNRG’s working interest in the DEEP property increased to 87.18%, and its share of the minimum monthly payment became $2,596. Beginning May 15, 2014, SCNRG’s working interest in the DEEP property increased to 100.0%, and its share of the minimum monthly payment became $2,978.  Payments are required until SCNRG and other working interest owners have made NPI payments in aggregate between $347,000 and $357,410 on or before December 31, 2022 (the actual maximum amount within this range is dependent on when SCNRG and other working interest owners satisfy their aggregate NPI payment obligations).  As of August 31, 2014, SCNRG and other working interest owners have made NPI payments totaling $125,201.  SCNRG has paid its 66.67% working interest share of this amount through February 1, 2014, its 87.18% share through May 15, 2014, and its 100.0% share through August 31, 2014.

As further described in our Annual Report on Form 10-K for the year ended August 31, 2013, our then 66.67% working interest share of the net proved reserves at that date from the DEEP Lease were 178,500 barrels, of which 1,900 barrels were proved producing reserves and 176,600 barrels were proved undeveloped reserves.  The present value (at a 10% discount rate) of our then 66.67% working interest was $3.3 million, of which $0.1 million was from the proved developed reserves and $3.2 million was from the proved undeveloped reserves.  The property has development potential both from the existing wellbores, together with twelve additional proved undeveloped gross well locations.  We have since increased our working interest to 100.0%, increasing our share of proved reserves and present value accordingly.  See updated reserve information as of August 31, 2014, in Item 2 of this annual report.

Acquisition of Hawker Energy (Rincon), LLC

On January 1, 2014, we exercised our option to acquire all of the membership interests in Hawker Energy (Rincon), LLC (“HERLLC”) from Darren Katic (who was also a seller in our transaction with SCNRG, see above) and Charles Moore (collectively the “HERLLC Sellers”).  We issued 3,000,000 shares of our common stock to the HERLLC Sellers as consideration for the acquisition and, as described below, were required to issue up to an additional 33,000,000 shares of our common stock to the HERLLC Sellers upon us or HERLLC consummating certain follow-on transactions described below (“Potential Follow-On Transactions”).  In addition, we assumed $135,199 in net liabilities of HERLLC.  Subsequent to the date of acquisition, Mr. Moore has been performing acquisition and business development services to Hawker.

HERLLC, through its wholly-owned subsidiary Punta Gorda Resources, LLC (“Punta Gorda”), claims oil production and development rights of coastal lease PRC 145.1 just offshore Ventura County in the Rincon Field and ownership rights to an associated on-shore drilling and production site, which rights are being challenged in court by the lease’s operator of record (see Part I, Item 3, “Legal Proceedings”).  HERLLC has also engaged in preliminary discussions with various third parties concerning the Potential Follow-On Transactions, none of which were deemed by us to be reasonably possible as of January 1, 2014 (the date of our acquisition of HERLLC) due to the preliminary status of those discussions and lack of certainty around HERLLC’s or Hawker’s ability to finance one or more of these Potential Follow-On Transactions.  Other than its contested interest in PRC 145.1 and its preliminary discussions concerning the Potential Follow-On Transactions, HERLLC had no assets or operations as of January 1, 2014.  PRC 145.1 and the Potential Follow-On Transactions are discussed in greater detail below.

PRC 145.1 is subject to 24.5% in overriding royalties, primarily to the State of California. A single active well on PRC 145.1 produced an average of 10 barrels of oil per day (gross production before royalties) for the eight months ended August 31, 2014.  This lease has ten other non-active wells, one or more of which may be recompleted or re-drilled.  Although initial technical work has been done on PRC 145.1 to develop a preliminary understanding of the resource and opportunity, no reserve reports done to SEC standards have been completed to date.

All rights claimed HERLLC to PRC 145.1 are being challenged in court by the lease’s operator of record -- Case No. 56-2013-00440672-CU-BC-VTA pending in Ventura County Superior Court (see Part I, Item 3, “Legal Proceedings”).  HERLLC  is currently not receiving any net proceeds from production on this lease pending resolution of this matter in our favor.

After we exercised our option to acquire HERLLC, the agreement also provided that the HERLLC Sellers were entitled to additional shares of our common stock upon the consummation of Potential Follow-On Transactions as follows:

(a) 2,000,000 shares of our common stock shall be issued upon our or HERLLC’s acquisition of California Oil Independents or its oil and gas interests being the “Doud” leases, comprised of approximately 340 acres, 20 wells and two tank batteries, located in the Monroe Swell Field, near Greenfield, California;

(b) 2,000,000 shares of our common stock shall be issued upon our or HERLLC’s acquisition of a participation in South Coast Oil – Huntington Beach CA oil and gas interests comprised of approximately 340 acres, and 20 wells (of which 9 are active) and 4 tank batteries, and known as the “Town Lot”;

(c) 5,000,000 shares of our common stock shall be issued upon our or HERLLC’s acquisition of all of the oil and gas leases held by Christian Hall (or affiliates) in the Midway-Sunset field located between the towns of Taft and McKittrick in Kern County, CA;

(d) 10,000,000 shares of our common stock shall be issued upon our or HERLLC’s acquisition of TEG Oil & Gas, Inc. (or certain oil and gas interests held by it, being all leases located in the Tapia Field, Los Angeles County, California);

(e) 7,000,000 shares of our common stock shall be issued upon the conveyance to us or HERLLC of certain assets and rights regarding PRC 145.1 Lease held by Rincon Island Limited Partnership or settlement in lieu of such conveyance (see Part I, Item 3, “Legal Proceedings”); and

(f) 7,000,000 shares of our common stock shall be issued upon the conveyance to us or HERLLC of certain mineral rights regarding PRC 427 Lease held by ExxonMobil, a lease that is adjacent to PRC 145.1 Lease above.

The Potential Follow-On Transactions described above are dependent on a number of variables that are not within our control and, as a result, (i) we cannot state with a reasonable degree of certainty that any of the transactions will occur and (ii) as described above, none of the transactions were deemed by us to be reasonably possible as of January 1, 2014 (the date of our acquisition of HERLLC).  Each of the Potential Follow-On Transactions described above, if consummated, would constitute a transaction separate and independent from our acquisition of HERLLC pursuant to the option.  Any shares of our common stock that may be issued upon the consummation of any of the Potential Follow-On Transactions will constitute expensed costs incurred concurrently with consummation of the applicable follow-on transaction (as opposed to incremental consideration for our acquisition of HERLLC).

Hawker agreed to these potential additional share issuances as a result of the HERLLC Sellers’ work on the Potential Follow-On Transactions to the date of our acquisition of HERLLC and based on our belief that significant value may accrue to Hawker in the event one or more of these Potential Follow-On Transactions is consummated and the properties further developed.  The HERLLC Sellers’ work to the date of Hawker’s acquisition of HERLLC consisted of opportunity identification and screening, resource evaluation through hiring of third-party technical consultants, preliminary financial analyses, preliminary discussions with the potential sellers around value and other evaluation work.  Furthermore, it was important to Hawker that all of the HERLLC Sellers’ oil growth opportunities be acquired by Hawker, not just the PRC 145.1 opportunity, so that the business interests of the HERLLC Sellers (each of whom is now actively involved with Hawker) be more directly aligned with interests of the Company.  Although technical work has been done on each of the Potential Follow-On Transaction’s underlying properties to develop an initial understanding of the resource and opportunity, no reserve reports done to SEC standards have been completed to date.

On October 10, 2014, Hawker authorized an amendment to the Potential Follow-On Transaction terms described above where Messrs. Katic and Moore were entitled to, in the aggregate, up to 33,000,000 additional shares of our common stock. The amendment waives all of the Potential Follow-On Transaction requirements and authorizes the immediate issuance to Messrs. Katic and Moore of the full 33,000,000 shares (16,500,000 each). Of those shares, we hold 19,000,000 shares in escrow to be released as follows: (i) 10,000,000 shares upon completion of the acquisition of the assets of TEG Oil & Gas USA, Inc. (located in the Tapia Field, Los Angeles County, California), and (ii) 9,000,000 shares upon completion, on or before December 31, 2017, of any one of the transactions evaluated by HERLLC prior to its acquisition by Hawker, including a transaction resulting in Hawker ownership of oil and gas lease interests in any one of the following unique oil fields: Cat Canyon (leases Tognazzini, Wickenden, Los Alamos, GWP, and those immediately adjacent to, in each case, in Santa Barbara County), Santa Maria (T 11N, R 36W extending southeast through T9N R33W in Santa Barbara County), Casmalia (leases Tompkins, Peshine, and those immediately adjacent to, in each case, in Santa Barbara County), North Lost Hills (Sections 12 & 13, T25S, R19E, and Sections 7 & 18, T25S, R 20E, totaling 1,500 acres in Kern County CA), Maricopa (McFarland and Jameson leases totaling 40 acres in Kern County), Pine Meadows (Section 1 Township 31 South Range 22E in Kern County) or Torrance (Joughin and South Torrance Units in totaling 900 acres in Los Angeles County). Waiver of the follow-on transaction requirements and the immediate issuance of the remaining shares was done to simplify our common shareholding structure and share count and to assist in our capital raising efforts.

With respect to 14,000,000 shares of our common stock that were issued as a result of the October 10, 2014 amendment, an expense for accounting purposes will be recorded based on the fair value of the shares at the date of issuance.  With respect to the 19,000,000 share of our common stock that are in escrow, an expense for accounting purposes will be recorded based on the par value of the shares at the date of issuance.  As and when subsequently released from escrow, an expense for accounting purposes will be recorded based on the fair value of the shares (less amounts previously expensed based on par value) concurrently with consummation of the applicable follow-on transaction.

As of November 13, 2014, Mr. Katic beneficially owns 25,897,365 shares (or 34.39%) of our outstanding common stock (including 9,500,000 shares held in escrow) and Mr. Moore beneficially owns 18,000,000 shares (or 24.10%) of our outstanding common stock (including 9,500,000 shares held in escrow).  These assumed percentage ownership figures do not consider any potential common stock issuances to fund any of the transactions required to release shares from escrow.

Pursuant to a separate agreement dated November 13, 2014, between Messrs. Katic, Moore and Gerald Tywoniuk, Mr. Tywoniuk (a significant shareholder) holds warrants to acquire 9.7222% of any shares issued to Messrs. Katic and Moore in connection with their HERLLC agreement. This agreement amended a December 27, 2013, agreement entitling Mr. Tywoniuk to acquire 5% of any shares issued to Messrs. Katic and Moore in connection with their HERLLC agreement.

Sale of Common Stock and Warrant Units, Convertible Notes Payable and Other Financings

Between January 10 and August 31, 2014, we closed private placements for an aggregate of 10,212,720 units for gross proceeds of $1,021,272.  The price of each unit was $0.10.  Each unit is comprised of one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock at $0.20 per share.  The warrants expire five years from each closing date. Net proceeds after associated legal and related costs through August 31, 2014, were $980,288.  Included in this amount is $103,687 for units issued to settle loans from related parties and $188,185 for units issued to settle accounts payable.  Together with $50,000 received for a future closing of units, we received the balance of $738,416 in cash.  Subsequent to August 31, 2014, we closed a $50,000 private placement under the same terms for an aggregate of 500,000 units.

In addition, during the year ended August 31, 2014, we issued convertibles notes payable for $930,000, and received a $221,000 short-term loan from Mr. Katic, our CEO, director and significant shareholder, and another related party, as described in Notes 10 and 9 to the Financial Statements included elsewhere in this report.

Subsequent to August 31, 2014, as of November 13, 2014, we raised additional funds as follows: $50,000 of additional convertible notes payable, $95,000 of additional loans from related parties and $50,000 of units, all as described in Note 19 to the Financial Statements included elsewhere in this report.

Included in the above private placements and other financings are some related party transactions as set forth in Notes 17 and 19 to the Financial Statements included elsewhere in this report.

Fiscal Year ended August 31, 2013

On July 18, 2013, we acquired the rights to a 2.5% working interest in the DF#15 well in the Sawtelle Field (the “Well”) effective as of June 30, 2013. The Well produces oil and is currently drilled pursuant to an oil and gas lease held by a third party, Breitburn Energy Company LLP.  This acquisition ended our status as a public shell company.

Employees

As of November 13, 2014, we had one officer, Mr. Katic, responsible for overseeing all of our operations, who is not an employee at the present time.  We rely on the services of three other significant shareholders, one of whom is a director, and hire outside contractors to perform necessary functions.

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

Headquarters

As of August 31, 2014, our principal executive and administrative offices were located at 326 S. Pacific Coast Highway, Suite 102, Redondo Beach, CA 90277. We do not have a lease agreement for the space, rather we have been paying a third-party landlord the actual costs of a lease entered into by a company owned by our CEO.  See Note 17 to the Financial Statements.

DEEP Lease

The following is information on the DEEP Lease as of August 31, 2014.

Reserves

We engaged an independent reserve engineering firm, Chapman Petroleum Engineering Ltd., to prepare a reserve estimate as of August 31, 2014.  The lead technical person at Chapman primarily responsible for the preparation of the reserve estimates is a Registered Engineer in the Province of Alberta, Canada, is a member of the Association of Professional Engineers and Geoscientists of Alberta, and has in excess of 20 years in the conduct of evaluation and engineering studies relating to oil and gas fields in Canada and around the world.

The following table summarizes SCNRG’s share of the estimated quantities of proved reserves as of August 31, 2014 for the DEEP Lease based on $92.02 per barrel of oil, which represents the unweighted arithmetic average of the first-day-of-the month oil prices (being Plains Marketing LP Kern River Area posting, less contracted differential and average gravity adjustment realized by SCNRG) during the twelve-month period prior to August 31, 2014.

Summary of Estimated Proved Oil Reserves
as of August 31, 2014

Proved Reserves Category	Net STB (1)(2)	PV10 (before tax)
Proved, Developed Producing	3,200	$88,000
Proved, Undeveloped	264,900	4,313,000
Total Proved	268,100	$4,401,000

(1)	STB = one stock-tank barrel.
(2)
Net STB is based upon SCNRG’s net revenue interest.  Net reserve or other net information is based on our 79.1 percent net revenue interest as of August 31, 2014, being SCNRG’s 100% working interest less 20.9% overriding royalties.  See also “Net Profits Interest” below.

The total PV10 (present value) of our proved reserves as of August 31, 2014 was approximately $4.4 million. "PV10" means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property related expenses or the Net Profits Interest, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the U.S. Securities and Exchange Commission (“SEC”). PV10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted future net cash flows, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues.

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

Neither we nor SCNRG filed any estimates of total proved net oil reserves with, or included such information in, reports to any federal authority or agency during the twelve months ended August 31, 2014.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth SCNRG’s net oil production (net of all overriding royalties) for the twelve months ended August 31, 2014 and 2013, the average sales prices, average production costs and direct lifting costs per unit of production.

	Twelve Months Ended August 31, 2014	Twelve Months Ended August 31, 2013

Net production - oil (barrels)	835	796

Average sales price per barrel of oil	$91.94	$94.57

Average production cost(1) per barrel of oil	$71.66	$94.27

Average lifting costs (2) per barrel of oil	$47.51	$72.55

(1) Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes.

(2) Direct lifting costs do not include depreciation, depletion and amortization.

Active Wells, Acreage, Drilling Activity, Present Activity and Delivery Commitments

At August 31, 2014, there were three gross wells (3.0 net wells) that were actively producing oil and one gross well (1.0 net well) injecting water in which SCNRG owned an interest as of August 31, 2014.

At August 31, 2014, SCNRG’s acreage was as follows:

Project Name	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Total	7.5	7.5	32.5	32.5	40.0	40.0

Gross wells or acres are the total numbers of wells or acres in which SCNRG owns a working interest.  Net wells or acres represent gross wells or acres multiplied by SCNRG’s 100.0% working interest.

There were no wells drilled in the twelve months ended August 31, 2014 and 2013.

Currently, there is no activity other than production from existing wellbores.

There are no commitments to provide a fixed and determinable quantity of oil in the near future under existing contracts or agreements.  There is however a net profits interest in the property as described below.

Net Profits Interest

There is a terminating Net Profits Interest (“NPI”) on the DEEP Lease.  The NPI calls for 40% of the net cash flow to be paid each month to the owner of the NPI, with a minimum monthly payment of $2,978, until a specific total has been paid (see Note 12 to the Financial Statements included elsewhere in this report).  The discounted present value of the NPI is shown as a liability on SCNRG’s financial statements in the amount of approximately $169,100 at August 31, 2014.   This payment is not accounted for as a revenue reduction, nor an operating expense or reserve deduction, rather the NPI is accounted for as debt.

Item 3	Legal Proceedings

Punta Gorda Resources, LLC vs. Windsor Energy US Corporation, Rincon Island Limited Partnership, Ron Klarc, James P. Garten, and Skiff Lake Holdings, South Coast Oil Corporation, Case No. 56-2013-00440672-CU-BC-VTA, Superior Court of California, Ventura County.  On June 4, 2013, Punta Gorda Resources, LLC (a wholly owned subsidiary of Hawker Energy (Rincon), LLC) filed a complaint for specific performance, breach of contract and declaratory relief in the United States Bankruptcy Court against the named defendants seeking to compel them to transfer lease rights and interests and overriding royalty interests provided in a Bankruptcy Court-approved Settlement Agreement concerning coastal lease PRC 145.1 just offshore Ventura County in the Rincon Field.  The complaint was dismissed on procedural grounds and re-filed by Punta Gorda in the Ventura County Superior Court.  Defendant Rincon now holds all of the subject rights and interests, except the Garten overriding royalty interest.  Deposition, document and written discovery have commenced.  On June 19, 2014, defendant Rincon filed a motion for summary judgment, which we intend to oppose.  The hearing date for the summary judgment motion is scheduled for December 8, 2014.  A stipulation to postpone the hearing date to late February 2015 or thereafter to allow for discovery from Rincon is pending with the court.  Although we intend to vigorously pursue Punta Gorda’s rights in this case, the outcome of this matter is not determinable as of the date of this report.

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

Our common stock is listed to trade in the over-the-counter securities market through the OTC Markets Group (“OTCQB”), under the symbol “HWKR” (formerly “SCGC”).

The following table sets forth the quarterly high and low bid prices for our common stock during the last two fiscal years, as reported by the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	Bid Prices ($)
2014 Fiscal Year	High	Low

November 30, 2013	0.20	0.16
February 28, 2014	0.40	0.25
May 31, 2014	0.49	0.30
August 31, 2014	0.35	0.10

2013 Fiscal Year

November 30, 2012	0.15	0.12
February 22, 2013	0.10	0.08
May 31, 2013	0.10	0.08
August 31, 2013	0.20	0.09

On November 13, 2014, the closing price for our common stock on the OTCQB was $0.14 per share.

Holders

As of November 13, 2014, we had 86 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

Unregistered sales of our equity securities during the year ended August 31, 2014, and subsequently, have been disclosed on Current Reports on Form 8-K previously filed by us.  The issuances of the securities were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), including Regulation D promulgated thereunder, as transactions not involving a public offering, or pursuant to Regulation S as transactions not requiring registration under Section 5 of the Securities Act. In transactions made in reliance on the exemption from registration, the exemption was claimed on the basis that those transactions did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide. In transactions made in reliance on Regulation S, the safe harbor from registration was claimed on the basis that they involved an offshore transaction, no directed selling efforts were made in the United States and appropriate offering restrictions were implemented.  In each case, appropriate investment representations were obtained and stock certificates were issued with restrictive legends.

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

Overview

We are in the oil and gas exploitation and production business and our goal is to acquire and develop mature leases, interests and other rights to oil and gas producing properties with proven undeveloped potential.

Recent Developments

See Item 1, Recent Business Developments.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the Financial Statements and related notes appearing elsewhere in this report. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

As noted above, as a result of completion of our acquisition of SCNRG, the consolidated financial statements of Hawker, including SCNRG, consist of SCNRG’s historical results consolidated with Hawker’s results beginning October 25, 2013, compared to SCNRG’s historical results for the year ended August 31, 2013.    In addition, On January 1, 2014, we acquired all of the membership interests of HERLLC, of which Punta Gorda Resources, LLC is its wholly-owned subsidiary, and our consolidated financial statements include the accounts of these entities beginning January 1, 2014.  Finally, SCNRG increased its working interest in the DEEP Lease from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014.

Years ended August 31, 2014 and 2013

Our net loss of $1,696,236 for the year ended August 31, 2014, was largely the result of being a development stage oil production company.  We incurred significant professional fees pursuing the litigation described in Item 3 (“Legal Proceedings”), pursuing the Tapia and Eurka oil properties’ acquisition, effecting the reverse acquisition of Hawker by SCNRG, acquiring HERLLC, and acquiring our partners’ 33.33 percent working interest in the DEEP Lease.  We also incurred professional fees and general and administrative costs associated with being a public company.  We accrued bonuses to the four principals of Hawker (these will remain unpaid until sufficient funds are accumulated); they received stock options during the year but no cash compensation.  The fiscal 2014 loss compares to a $41,991 loss in the comparable prior year period, which reflects solely SCNRG’s results in an inactive year.

Revenue was $125,587 for the year ended August 31, 2014, compared to $80,792 for the year ended August 31, 2013. Net oil sales from our working interest in the DEEP Lease to our account (after royalties) from the current three (gross) producing wells averaged 3.0 net barrels per day for the year ended August 31, 2014, and realized $91.94 per barrel before royalties of $26,395 to produce net revenues of $110,495 after royalties, with the $15,092 balance of the oil sales revenue attributable to a 2.5% working interest in the DF#15 well in the Sawtelle Field, Los Angeles, which was included in our results beginning October 25, 2013.  Oil sales in the 2013 period averaged 2.2 net barrels per day to realize $94.57 per barrel to produce net revenues of $80,792 after royalties.

Direct operating costs were $62,505 for the year ended August 31, 2014, largely unchanged from $58,797 for the year ended August 31, 2013.

Depletion, depreciation and amortization expense were $41,680 for the year ended August 31, 2014, compared to $25,695 for the year ended August 31, 2013.  Depletion expense varies with oil sales volumes, which were higher in 2014.  In addition, our working interest in the DEEP property increased from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014, which increases our share of the accretion on the asset retirement obligation.  Finally, our 2.5% working interest in the DF#15 well was included in our results beginning October 25, 2013.

Revenue, direct operating costs, and depletion, depreciation and amortization expenses vary with oil prices, downtime, repair and other operating costs, expensed workover programs, investments in drilling for new production and proved reserve estimates.

Professional fees increased from $16,790 for the year ended August 31, 2013, to $837,127 for the year ended August 31, 2014, primarily due to professional fees incurred in connection with: the acquisition of, and preparation of audited financial statements for, SCNRG; acquisitions of HERLLC and an additional working interest in the DEEP; litigation costs associated with HERLLC’s claim to coastal lease PRC 145.1; legal and diligence costs related to the potential acquisition of an interest in the assets of TEG and related potential financing; costs associated with being a public company; and other start-up expenses resulting from our acquisition of SCNRG, which closed October 25, 2013.  Professional fees can vary substantially from period-to-period going forward depending on financing activity, business development and property evaluation costs, litigation expenses associated with coastal lease PRC 145.1 and costs associated with being a public company.

In the year ended August 31, 2014, we accrued bonuses of $480,000, compared to zero in the prior year.  These amounts were unpaid at August 31, 2014 and shall be paid only at such time in the future as the finances of the Company permit, as determined by the Chief Financial Officer of the Company.

Other general and administrative expenses for the year ended August 31, 2014 were $296,926 compared to $8,636 for the year ended August 31, 2013 reflecting investor relations activities, outsourced accounting services, start-up expenses, costs associated with being a public company, rent and increased activity.

Stock compensation expense was $68,760 for the year ended August 31, 2014, compared to $0 for the year ended August 31, 2013, as a result of stock options granted on May 14, 2014.  There were no equity incentive grants in the corresponding period of fiscal 2013.

Interest income of $7,609 for the year ended August 31, 2014, compared to $0 for the year ago period, is primarily from a secured subordinated loan receivable from TEG.  See Note 7 to the Financial Statements included elsewhere in this report.

Interest expense amounted to $42,434 for the year ended August 31, 2014, compared to $12,865 for the year ended August 31, 2013.   Included in the fiscal 2014 amount is $21,599 for interest expense on convertible notes payable, as described in Note 10 to the Financial Statements included elsewhere in this report.  There was no comparable amount in the 2013 period.  Also included in the fiscal 2014 period is $14,105 compared to $12,865 for prior year period for accretion of interest on the DEEP net profits interest payable.  Our share of the net profits interest payable increased from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014 as a result of acquiring additional working interest.  Going forward, interest expense on the NPI will remain relatively constant unless there is a reduction in the expected timeframe for repayment of the NPI, which would cause interest accretion to accelerate. Finally, included in the fiscal 2014 period is $6,730 for interest accrued on loans to related parties; there was none in the fiscal 2013 period.

Cash Flows

Operating Activities

During the year ended August 31, 2014, we used cash in the amount of $302,554 for operating activities, compared to $6,884 cash provided by operating activities in the corresponding year period.  There were significant professional fees, $837,127, for the year ended August 31, 2014, as discussed above.  Contributing to the cash used for operating activities was the net loss offset in part by an increase of $809,601 in accounts payable (largely for professional fees) and $480,000 of accrued but unpaid bonuses.  We anticipate that the accounts payables will be paid from proceeds from private placements or other financings that we may undertake, and the bonuses will only be paid when we have sufficient cash resources.

Investing Activities

Cash flows used in investing activities were $1,608,509 for the year ended August 31, 2014, compared to none for the year ended August 31, 2013.

During the year ended August 31, 2014, completion of the acquisition of SCNRG meant that SCNRG acquired Hawker’s cash balance of $6,004; completion of the acquisition of HERLLC meant that SCNRG acquired HERLLC’s cash balance of $1,214; and the acquisition of additional working interest in DEEP Lease used cash of $325,000.  Finally, the secured subordinated loan receivable investment used cash of $1,290,727.

Financing Activities

Cash flows provided by financing activities were $1,915,972 for the year ended August 31, 2014, compared to cash flows used in financing activities of $6,408 for the year ended August 31, 2013.

During the year ended August 31, 2014, we generated net cash proceeds of $738,416 from the unit offering, $221,000 from related party loans, $930,000 from convertible notes payable, and $55,000 from the sale of a non-controlling interest in Tapia Holdings, LLC.  During the year ended August 31, 2013, we received $17,500 from related party loans.  During the years ended August 31, 2014 and 2013, we paid $28,444 and $23,908, respectively, required under the DEEP Lease net profits interest.

Liquidity and Financial Condition

As of August 31, 2014, we had cash of $13,207, current assets of $1,382,825, current liabilities of $2,491,978 and a working capital deficit of $1,109,153.  During the year ended August 31, 2014, the Company had a net loss of $1,696,236, largely attributable to $837,127 in professional fees, $480,000 of accrued but unpaid bonuses and $296,926 of other general administrative costs, all as described above.

To date, we have relied on investor capital to fund our operations and investing activities.  Net proceeds after legal and related costs were $980,288 from private placements of units that closed between January 2014 and August 2014.  Included in this amount is $103,687 for units issued to settle loans from related parties and $188,185 for units issued to settle accounts payable.  Together with $50,000 received for a future closing of units, we received the balance of $738,416 in cash.  In addition, during the year ended August 31, 2014, we issued convertibles notes payable for $930,000, and received a $221,000 short-term loan from Mr. Katic, our CEO, director and significant shareholder, and another related party.

In June 2014, we entered into a letter of intent to acquire a majority interest in the TEG Assets, as described above.  We advanced $1,290,727 to TEG during the year ended August 31, 2014, and a further $196,625 subsequent to August 31, 2014 for a total to November 13, 2014, of $1,487,352.  Expected financing sources for the $2.5 million cash portion of the acquisition are: application of the $1,487,352 advances to November 13, 2014, towards the purchase price and $1,012,648 from other sources of equity.  In addition, we would issue a promissory note to the seller in the amount of $3.0 million.  Finally, Tapia, LLC would need to refinance or replace the BOTW debt current secured by the TEG Assets.  Such debt is expected to be approximately $3.8 million at closing.

In addition, management’s business plan for fiscal 2015 is to continue to pursue HERLLC’s claim to coastal lease PRC 145.1 (see Part I, Item 3, “Legal Proceedings”), conduct further technical work on the DEEP property and pursue other opportunities. We currently do not have sufficient financial resources to fund this plan.  We will also require further financial resources to further develop the DEEP Lease, to exploit coastal lease PRC 145.1 (assuming we are successful in securing our claim in the lease) and close other opportunities in future years.

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

Business Plan and Funding Needs

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in the development stage of our business and have generated minimal revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the implementation of our plan of operations or difficulties with closing and achieving expected acquisition results, production and commodity price declines and possible cost overruns due to price and cost increases in services.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of August 31, 2014, we had total current assets of $1,382,825 and a working capital deficit in the amount of $1,109,153. We incurred a net loss of $1,696,236 during the year ended August 31, 2014, and an accumulated net loss of $2,047,462 since the inception of SCNRG in December 2009.

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

Critical Accounting Policies

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

Our significant accounting policies are summarized in Note 2 of our Financial Statements contained elsewhere in this report. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Secured Subordinated Loan Receivable, Short Term

This receivable is recorded at cost, plus accrued interest.  We have conducted extensive due diligence on the underlying security.  We regularly evaluate the balance, and incorporate its subordinated nature, to determine if any reserve for uncollectible amount should be established.  To date, no such reserve is required.

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

Net Profits Interest

A Net Profits Interest (“NPI”) on the DEEP property calls for 40% of the net cash flow, as defined in the Assignment of Net Profit Interest, to be paid each month to the owner of the NPI.  If net cash flow is negative, such losses carry forward to be deducted against future positive net cash flow.  There is a minimum monthly payment.  See Note 12 to the Financial Statements contained elsewhere in this report.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-9, Revenue From Contracts With Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to receive in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The new guidance is effective for the interim and annual periods beginning after December 15, 2016; early adoption is not permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared based on the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The new guidance is effective for the interim and annual periods beginning after December 15, 2016; early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  We are currently assessing the new guidance and have not made any decision with respect to early adoption.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hawker Energy, Inc. (formerly known as Sara Creek Gold Corp.)

We have audited the accompanying consolidated balance sheets of Hawker Energy, Inc. (formerly known as Sara Creek Gold Corp.) as of August 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended August 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawker Energy, Inc. (formerly known as Sara Creek Gold Corp.) as of August 31, 2014 and 2013 and the results of its operations, stockholders’ deficit, and cash flows for years ended August 31, 2014 and 2013 in conformity accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
Las Vegas, Nevada
November 21, 2014

HAWKER ENERGY, INC. (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
CONSOLIDATED BALANCE SHEETS

	August 31, 2014	August 31, 2013
ASSETS

Current assets:
Cash	$13,207	$8,298
Accounts receivable	42,815	18,755
Inventory	6,092	7,064
Prepaid expenses	22,389	2,658
Secured subordinated loan receivable, short term	1,298,322	-
Total current assets	1,382,825	36,775

Fixed assets:
Machinery and equipment, net of accumulated
depreciation of $19,605 and $15,179, respectively	14,269	13,156

Other assets:
Capitalized oil and gas properties, net of accumulated
depletion of $86,193 and $59,878, respectively	730,046	297,590

Deposits	5,000	-

Total assets	$2,132,140	$347,521

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$813,438	$31,018
Accrued bonuses	480,000	-
Net profits interest payable, current portion	20,065	12,109
Loans payable to related parties, short term	226,876	-
Convertible notes payable, short term	951,599	-
Total current liabilities	2,491,978	43,127

Long term liabilities:
Loans payable to related parties, long term	-	89,833
Asset retirement obligations	168,110	103,299
Net profits interest payable, long term portion	149,039	112,488
Total long term liabilities	317,149	305,620

Total liabilities	2,809,127	348,747

Stockholders' equity (deficit):
Common stock; $0.001 par value; 750,000,000
shares authorized, 41,174,703 and 0
shares issued and outstanding, respectively	41,175	-
Common stock payable	50,000	-
Additional paid in capital	1,224,300	350,000
Accumulated deficit	(2,047,462)	(351,226)
Total stockholders' equity (deficit)	(731,987)	(1,226)
Non-controlling interest	55,000	-
Total equity (deficit)	(676,987)	(1,226)

Total liabilities and equity (deficit)	$2,132,140	$347,521

The accompanying notes are an integral part of these financial statements.

HAWKER ENERGY, INC. (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	August 31, 2014	August 31, 2013

Revenue:
Oil revenues	$125,587	$80,792

Expenses:
Direct operating costs	62,505	58,797
Depletion, depreciation and amortization	41,680	25,695
Professional fees	837,127	16,790
Bonuses	480,000	-
General and administrative expenses	296,926	8,636
Equity compensation expense	68,760	-
Total expenses	1,786,998	109,918

Net operating (loss)	(1,661,411)	(29,126)

Other (income) expense:
Interest (income)	(7,609)	-
Interest expense	42,434	12,865
Total other expense	34,825	12,865

Loss before income taxes	(1,696,236)	(41,991)
Provision for income taxes	-	-

Net loss	(1,696,236)	(41,991)
Net loss attributable to non-controlling interests	-	-
Net loss attributable to the Company	$(1,696,236)	$(41,991)

Net loss per common share - basic and diluted	$(0.05)	$(0.01)

Weighted average common shares outstanding -
basic and diluted	31,950,963	5,882,117

The accompanying notes are an integral part of these financial statements.

HAWKER ENERGY, INC. (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	August 31, 2014	August 31, 2013

Cash flows from operating activities:
Net loss	$(1,696,236)	$(41,991)
Depletion, depreciation and amortization	30,832	17,602
Accretion of asset retirement obligation	10,848	8,093
Accretion of net profits interest liability	14,104	12,865
Stock compensation expense	68,760	-
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Accounts receivable	(22,507)	(5,201)
Inventory	5,150	1,456
Prepaid expenses	(3,106)	(654)
Accounts payable and accrued expenses	809,601	14,714
Accrued bonuses	480,000	-
Net cash (used in) provided by operating activities	(302,554)	6,884

Cash flows from investing activities:
Cash acquired in Sara Creek acquisition	6,004	-
Cash acquired in Hawker acquisition	1,214	-
Acquisition of an additional working interest in DEEP Lease	(325,000)	-
Secured subordinated loan receivable	(1,290,727)	-
Net cash (used in) investing activities	(1,608,509)	-

Cash flows from financing activities:
Loans from related parties	221,000	17,500
Net proceeds from unit offering	738,416	-
Payments on net profits interest agreement	(28,444)	(23,908)
Proceeds from convertible notes	930,000	-
Proceeds from sale of non-controlling interest	55,000	-
Net cash provided by (used in) financing activities	1,915,972	(6,408)
	#REF!
Net change in cash	4,909	476

Cash, beginning	8,298	7,822

Cash, end	$13,207	$8,298

Supplemental disclosure of cash flow information:
Interest paid	$42,434	$12,865
Units issued to settle loans from related parties	$103,687	$-
Units issued to settle accounts payable	$188,185	$-

The accompanying notes are an integral part of these financial statements.

HAWKER ENERGY, INC. (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
STATEMENT OF STOCKHOLDERS' EQUITY

								Total
	Common Stock		Common Stock Payable		Additional	Accumulated	Non-Controlling	Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Interest	(Deficit)

Balance, August 31, 2012	-	$-	-	$-	$350,000	$(309,235)	$-	$40,765
Net loss					-	(41,991)	-	(41,991)
Balance, August 31, 2013	-	-	-	-	350,000	(351,226)	-	(1,226)
Recapitalization on completion of acquisition of SCNRG	25,961,983	25,962	2,000,000	2,000	(26,336)	-	-	1,626
Issued to acquire Hawker	3,000,000	3,000	-	-	(138,199)	-	-	(135,199)
Issuance of common stock payable	2,000,000	2,000	(2,000,000)	(2,000)	-	-	-	-
Net proceeds from unit offering	10,212,720	10,213	-	-	970,075	-	-	980,288
Proceeds received for common stock payable	-	-	500,000	50,000	-	-	-	50,000
Stock compensation	-	-	-	-	68,760	-	-	68,760
Sale of non-controlling interest	-	-	-	-	-	-	55,000	55,000
Net loss	-	-	-	-	-	(1,696,236)	-	(1,696,236)
Balance, August 31, 2014	41,174,703	$41,175	500,000	$50,000	$1,224,300	$(2,047,462)	$55,000	$(676,987)

The accompanying notes are an integral part of these financial statements.

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

1.           DESCRIPTION OF BUSINESS

Hawker Energy, Inc. (“we”, “our”, “us”, “Hawker” or “the Company”) was incorporated under the laws of the State of Nevada on June 12, 2006, under the name of Uventus Technologies Corp. On September 23, 2009, we merged with our wholly owned subsidiary and changed our name to Sara Creek Gold Corp.  Subsequently, on September 11, 2014, we changed our name to Hawker Energy, Inc.

On October 25, 2013, we closed on the Agreement and Plan of Reorganization with SCNRG, LLC (“SCNRG”), a California limited liability company, whereby we acquired 100% of the membership interest in SCNRG, resulting in SCNRG becoming our wholly-owned subsidiary, in exchange for 14.0 million shares of our common stock issued to the members of SCNRG (see Note 4).  For accounting purposes, our acquisition of SCNRG has been accounted for as a reverse acquisition whereby SCNRG is the accounting acquirer effectuating a recapitalization of Hawker.  Accordingly, SCNRG is considered the acquirer for accounting purposes and, therefore, the historical financial statements of SCNRG are presented and consolidated with Hawker’s beginning October 25, 2013.  As a result of this transaction, Hawker changed its business direction and is now in the oil and gas industry.   Our goal is to acquire and develop mature leases, interests and other rights to oil and gas producing properties with proven undeveloped potential.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements and related notes present our consolidated financial position as of August 31, 2014 and 2013, and results of operations, changes in stockholders’ equity and non-controlling interest, and cash flows for the years ended August 31, 2014, and 2013.  Comprehensive income is the same as net income (loss).

We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The acquisition of SCNRG by Hawker on October 25, 2013, has been accounted for as a reverse acquisition whereby SCNRG is the accounting acquirer effectuating a recapitalization of Hawker.  Therefore, our condensed consolidated financial statements include the historic accounts of SCNRG, and consolidated with Hawker’s beginning October 25, 2013.

On January 1, 2014, we acquired all of the membership interests of Hawker Energy, LLC, which has a wholly-owned subsidiary, Punta Gorda Resources, LLC (see Note 5).  Hawker Energy, LLC changed its name to Hawker Energy (Rincon), LLC on October 22, 2014.  Our condensed consolidated financial statements include the accounts of these entities beginning January 1, 2014.

All significant intercompany balances and transactions have been eliminated.

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates included in the financial statements are: (1) depreciation and depletion; (2) accrued assets and liabilities; (3) asset retirement obligations; and (4) net profits interest payable.  Recorded amounts are based on estimates of oil reserves, retirement costs and date.  By their nature, these estimates including the estimates of future prices and costs, and the related future cash flows are subject to measurement uncertainly, and the impact in the consolidated financial statements of future periods could be material.  Although management believes these estimates are reasonable, changes in facts and circumstances or discovery of new information may result in revised estimates.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash is held in a business checking account with a major financial institution.  Our policy is to consider all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents for purposes of the statements of cash flows and other statements.  On two occasions in the twelve months ended August 31, 2014, cash on deposit has exceeded federally insured limits for up to one week at a time.  We have not experienced any losses on such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable

Accounts receivable represent oil sales, and are collected by the operator in the month following sale.  After deducting and paying the appropriate royalties, the operator either promptly remits our share of the net proceeds to us, or offsets the net proceeds against joint interest billings for our share of production and other costs.  We regularly review receivables to insure that the amounts will be collected and establish or adjust an allowance for uncollectible amounts as necessary using the specific identification method.  There were no reserves for uncollectible amounts in the periods presented.

Inventory

Inventory consists of oil that has been produced and stored in a tank on the DEEP Lease property (see Note 6).  Inventory is valued at the lower of average cost and market.

Financial Instruments

Financial instruments consist of cash, accounts receivable, loan receivable, accounts payable, loans payable and convertible notes payable. Recorded values of cash, receivables, accounts payable and accrued liabilities approximate fair values due to the short maturities of such instruments.  Recorded values for loans and convertible notes payable approximate fair values, since their stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

Machinery and Equipment

Machinery and equipment are recorded at cost.  Depreciation is on a straight-line method using the estimated lives of the assets.  Expenditures for maintenance and repairs are charged to expense.

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

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

We review the carrying value of our oil properties under the full-cost accounting rules of the Securities and Exchange Commission (“SEC”) on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. In calculating future net revenues, current SEC regulations require us to utilize prices at the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. Two primary factors impacting this test are reserve levels and current prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. Under SEC regulations, the excess above the ceiling is not expensed (or is reduced) if, subsequent to the end of the period, but prior to the release of the financial statements, oil prices increase sufficiently such that an excess above the ceiling would have been eliminated (or reduced) if the increased prices were used in the calculations.

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

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

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

Non-Controlling Interest

We report non-controlling interest in Tapia Holdings, LLC in the financial statements pursuant to paragraph ASC No. 810-10-65-1.  The non-controlling interest of $55,000 reported on the balance sheet as of August 31, 2014, represents the non-controlling interest holders' proportionate share of the equity of the Tapia Holdings, LLC.  This amount was received on August 26 and 28, 2014, in contemplation of the pending acquisition of Tapia, LLC (Note 7).  In the year ended August 31, 2014, there was no amount to recognize for the non-controlling interest holders' proportionate share of the earnings or losses. Including the $55,000 funded to date, $65,000 in future funding, and $144,000 of future commitment to participate in the note payable to Sefton Resources Ltd. on closing of the Tapia, LLC acquisition, non-controlling interest at closing of the acquisition is expected to represent 4.80% of the total outstanding equity of Tapia Holdings, LLC, increased to 4.83% after August 31, 2014.  See also Note 19, Subsequent Events.

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

Net Profits Interest

A Net Profits Interest (“NPI”) on the DEEP Lease calls for 40% of the net cash flow, as defined in the Assignment of Net Profit Interest (see Note 12), to be paid each month to the owner of the NPI.  If net cash flow is negative, such losses carry forward to be deducted against future positive net cash flow.  Given its terminating nature, the discounted present value of the minimum monthly NPI payments was recorded as a liability at SCNRG’s December 1, 2009, acquisition date of a 66.67% working interest in the DEEP property, and this liability was increased pro rata when our working interest increased to 87.18% on February 1, 2014, and again on May 15, 2014, when our working interest increased to 100.0% (see Note 6).  The discount rate used in all cases was 10.0% per annum (see Note 12).

Income Taxes

Until October 25, 2013, SCNRG (the accounting acquirer of Hawker) was not a taxable entity for U.S. federal or California income tax purposes.  Taxes on its net income were borne by its members through the allocation of taxable income.  Until July 31, 2013, we were treated as a partnership for tax purposes.  On August 1, 2013, we elected to be treated as an S-Corp.  Upon completion of the reverse acquisition of Hawker, SCNRG became part of a consolidated taxable entity.  Due to a history of losses, we have a full valuation allowance for all net deferred tax assets, including our net operating loss.

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

Loss Per Share

Dilutive securities, including warrants to acquire common stock, shares issuable on conversion of notes payable and stock options, are excluded from the diluted weighted average shares of common stock outstanding computation in periods where they have an anti-dilutive effect, such as when we report a loss. Anti-dilutive securities omitted from the calculation for the year ended August 31, 2014 were 4,436,236 and none for the comparable 2013 period.

Concentrations

Pursuant to a January 13, 2010, Crude Oil Purchase Contract between the DEEP Lease operator and Plains Marketing L.P. (“PMLP”), all production from the DEEP Lease is sold to PMLP. The initial term of the agreement was for one year, expiring on December 31, 2010, and was automatically renewed for an additional one-year term that expired on December 31, 2011. Since January 1, 2012, the agreement has continued on a month-to-month basis and is cancellable upon thirty days’ written notice by either party.

Changes in Accounting Policy

The Company has not had any changes in accounting policies during the year.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-9, Revenue From Contracts With Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to receive in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The new guidance is effective for the interim and annual periods beginning after December 15, 2016; early adoption is not permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared based on the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The new guidance is effective for the interim and annual periods beginning after December 15, 2016; early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  The Company has not conducted its analysis to determine whether it will adopt the new standard early or not.

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

3.           GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of August 31, 2014, the Company had total current assets of $1,382,825 but a working capital deficit in the amount of $1,109,153. The Company incurred a net loss of $1,696,236 during the year ended August 31, 2014 and an accumulated net loss of $2,047,462 since inception.  The Company has earned insufficient revenues since inception and its cash resources are insufficient to meet its planned business objectives.

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

Management’s plan in this regard is to complete the acquisition of the Tapia and Eureka oilfields (see Note 7), which is depending on financing, and to raise capital through a combination of equity and debt financing sufficient to finance the continuing operations for the next twelve months.  However, there can be no assurance that the Company will be successful in completing such financing.

4.           ACQUISITION OF SCNRG

As described in Note 1, on October 25, 2013, we acquired 100% of the membership interest in SCNRG, resulting in SCNRG becoming a wholly-owned subsidiary of Hawker, in exchange for 14.0 million shares of our common stock issued to the members of SCNRG.  For accounting purposes, the acquisition of SCNRG by Hawker has been accounted for as a reverse acquisition effectuating a recapitalization of SCNRG.   Accordingly, SCNRG is considered the acquirer for accounting purposes and, therefore, the historical financial statements of SCNRG are brought forward and consolidated with Hawker’s beginning October 25, 2013.

The 14.0 million common shares issued in the transaction had an estimated fair value of $14,000.  The following is a summary of the fair value of consideration transferred in exchange for the estimated fair value of net assets acquired on October 25, 2013:

Fair value of consideration transferred:
14,000,000 shares of Hawker restricted common stock	$14,000
Fair value of net assets acquired:
Cash	$6,004
Accounts receivable	1,553
Oil properties	26,500
Deposit	5,000
Accounts payable and accrued liabilities	(37,431)
Net assets acquired	$1,626

The difference between the estimated fair value of the common shares issued and the net assets acquired was recorded to additional paid-in capital.

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

5.           ACQUISITION OF HAWKER ENERGY (RINCON), LLC

On January 1, 2014, we exercised our option to acquire all of the membership interests in Hawker Energy (Rincon), LLC (“HERLLC”) from Darren Katic (who was also a seller in our transaction with SCNRG) and Charles Moore (collectively the “HERLLC Sellers”).  We issued 3,000,000 shares of our common stock to the HERLLC Sellers as consideration for the acquisition and, as described below, were required to issue up to an additional 33,000,000 shares of our common stock to the HERLLC Sellers upon us or HERLLC consummating certain follow-on transactions described below (“Potential Follow-On Transactions”).  In addition, we assumed $135,199 in net liabilities of HERLLC.

HERLLC, through its wholly-owned subsidiary Punta Gorda Resources, LLC (“Punta Gorda”), claims oil production and development rights of coastal lease PRC 145.1 just offshore Ventura County in the Rincon Field and ownership rights to an associated on-shore drilling and production site, which rights are being challenged in court by the lease’s operator of record (see Part I, Item 3, “Legal Proceedings”).  HERLLC has also engaged in preliminary discussions with various third parties concerning the Potential Follow-On Transactions, none of which were deemed by us to be reasonably possible as of January 1, 2014 (the date of our acquisition of HERLLC) due to the preliminary status of those discussions and lack of certainty around HERLLC’s or Hawker’s ability to finance one or more of these Potential Follow-On Transactions.  Other than its contested interest in PRC 145.1 and its preliminary discussions concerning the Potential Follow-On Transactions, HERLLC had no assets or operations as of January 1, 2014.  PRC 145.1 and the Potential Follow-On Transactions are discussed in greater detail below.

PRC 145.1 is subject to 24.5% in overriding royalties, primarily to the State of California. A single active well on PRC 145.1 produced an average of 10 barrels of oil per day (gross production before royalties) for the eight months August 31, 2014. This lease has ten other non-active wells, one or more of which may be recompleted or re-drilled.  Although initial technical work has been done on PRC 145.1 to develop a preliminary understanding of the resource and opportunity, no reserve reports done to SEC standards have been completed to date.

All rights claimed by HERLLC to PRC 145.1 are being challenged in court by the lease’s operator of record -- Case No. 56-2013-00440672-CU-BC-VTA pending in Ventura County Superior Court (see Part I, Item 3, “Legal Proceedings”).  HERLLC is currently not receiving any net proceeds from production on this lease pending resolution of this matter in our favor.

After we exercised our option to acquire HERLLC on January 1, 2014, the agreement provided that the HERLLC Sellers were entitled to additional shares of our common stock upon the consummation of Potential Follow-On Transactions as follows:

(a) 2,000,000 shares of our common stock shall be issued upon our or HERLLC’s acquisition of California Oil Independents or its oil and gas interests being the “Doud” leases, comprised of approximately 340 acres, 20 wells and two tank batteries, located in the Monroe Swell Field, near Greenfield, California;

(b) 2,000,000 shares of our common stock shall be issued upon our or HERLLC’s acquisition of a participation in South Coast Oil – Huntington Beach CA oil and gas interests comprised of approximately 340 acres, and 20 wells (of which 9 are active) and 4 tank batteries, and known as the “Town Lot”;

(c) 5,000,000 shares of our common stock shall be issued upon our or HERLLC’s acquisition of all of the oil and gas leases held by Christian Hall (or affiliates) in the Midway-Sunset field located between the towns of Taft and McKittrick in Kern County, CA;

(d) 10,000,000 shares of our common stock shall be issued upon our or HERLLC’s acquisition of TEG Oil & Gas USA, Inc. (or certain oil and gas interests held by it, being all leases located in the Tapia Field, Los Angeles County, California);

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

(e) 7,000,000 shares of our common stock shall be issued upon the conveyance to us or HERLLC of certain assets and rights regarding PRC 145.1 Lease held by Rincon Island Limited Partnership or settlement in lieu of such conveyance (see Part I, Item 3, “Legal Proceedings”); and

(f) 7,000,000 shares of our common stock shall be issued upon the conveyance to us or HERLLC of certain mineral rights regarding PRC 427 Lease held by ExxonMobil, a lease that is adjacent to PRC 145.1 Lease above.

The Potential Follow-On Transactions described above are dependent on a number of variables that are not within our control and, as a result, (i) as of August 31, 2014, we cannot state with a reasonable degree of certainty that any of the transactions will occur and (ii) none of the transactions were deemed by us to be reasonably possible as of January 1, 2014 (the date of our acquisition of HERLLC) or August 31, 2014.  Each of the Potential Follow-On Transactions described above, if consummated, would constitute a transaction separate and independent from our acquisition of HERLLC pursuant to the option.  Any shares of our common stock that may be issued upon the consummation of any of the Potential Follow-On Transactions will constitute expensed costs incurred concurrently with consummation of the applicable follow-on transaction (as opposed to incremental consideration for our acquisition of HERLLC).

The assets and liabilities of HERLLC at the date of acquisition were recorded at their fair values of:

Cash	$1,214
Prepaid expenses	16,625
Less:
Accounts payable	(123,413)
Loan payable to related party, short term	(29,625)
Net liabilities assumed	$135,199

The $138,199 difference between the par value of the common stock issued, $3,000, and the net liabilities assumed, $135,199, was recorded to paid in capital as there is no objective evidence of the value of HERLLC’s assets, which consist of the disputed claim to coastal lease PRC 145.1, and inability to determine a probability of success of the litigation.  As a result and in an effort to fairly represent and not overstate the consolidated assets of Hawker, a decrease in capital was deemed appropriate.

On October 10, 2014, Hawker authorized an amendment to the Potential Follow-On Transaction terms described above where Messrs. Katic and Moore were entitled to, in the aggregate, up to 33,000,000 additional shares of our common stock. The amendment waives all of the Potential Follow-On Transaction requirements and authorizes the immediate issuance to Messrs. Katic and Moore of the full 33,000,000 shares (16,500,000 each). Of those shares, we will hold 19,000,000 shares in escrow, eligible to be released as set forth in Note 19, Subsequent Events.

Pursuant to a separate agreement dated November 13, 2014, between Messrs. Katic, Moore and Tywoniuk, Mr. Tywoniuk (a significant shareholder) holds warrants to acquire 9.7222% of any shares acquired by Messrs. Katic and Moore pursuant to amendment described in the prior paragraph.  This agreement amended a December 27, 2013, agreement entitling Mr. Tywoniuk to acquire 5% of any shares acquired by Messrs. Katic and Moore pursuant to the agreement above.

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

6.           ACQUISITION OF AN ADDITIONAL 33.33% WORKING INTEREST IN DEEP LEASE

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

7.           SECURED SUBORDINATED LOAN RECEIVABLE, SHORT TERM

Between April 18, 2014 and August 31, 2014, our subsidiary Tapia Holdings, LLC (“Tapia Holdings”) made a number of advances to TEG Oil & Gas USA, Inc. (“TEG”), pursuant to several secured subordinated notes and a related security agreement, both as amended and restated into a Secured Subordinated Note dated June 27, 2014 (the “Note”), and a Third Amended and Restated Security Agreement dated August 29, 2014 (the “Security Agreement”) (collectively, the “Loan Receivable Agreements”). The Loan Receivable Agreements and an Intercreditor Agreement (defined below) were entered into in connection with a proposal by Tapia Holdings to acquire a majority interest in the assets of TEG (the “Proposed TEG Acquisition”).

TEG Nonbinding Letter of Intent

On June 18, 2014, we entered into a nonbinding letter of intent with Sefton (the “Sefton LOI”) concerning the principal terms upon which the Proposed TEG Acquisition might be consummated.  The principal terms of the Sefton LOI are as follows: (i) TEG would contribute all of its assets, including the Tapia Assets, the Eureka Assets (as these terms are defined below) and accompanying production equipment (collectively the “TEG Assets”) to TEG’s newly-formed wholly-owned subsidiary Tapia, LLC, and Tapia, LLC would assume specified liabilities of TEG, (ii) Tapia Holdings would acquire 80% of the common membership interests of Tapia, LLC for $2.5 million in cash and the issuance to TEG of a $3.0 million promissory note that would accrue 6% interest per annum and amortize quarterly on a straight line basis over the 12 quarters following closing, and (iii) TEG would retain the balance of the ownership interest in Tapia, LLC comprising the remaining 20% common membership interests of Tapia, LLC.  The note to TEG will be subject to adjustment based on the working capital of Tapia, LLC at closing.  The transactions contemplated by the Sefton LOI are subject to a number of conditions, contingencies and uncertainties inherent to any nonbinding preliminary terms, including, but not limited to, completion of definitive documentation, amending or refinancing the BOTW debt that encumbers TEG and its assets, our ability to finance the transaction, our satisfactory completion of due diligence concerning TEG’s assets, and consummation of definitive agreements.  Sefton shareholders have voted in favor of the proposed transaction.  As a result of a significant decrease in oil prices and other factors that have arisen since the date of the Sefton LOI, the parties are currently in discussions regarding possible adjustments to the transaction.

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

The TEG Assets that would be contributed by TEG to Tapia, LLC under the terms of the Proposed TEG Acquisition comprise four oil and gas leases encompassing the Tapia Canyon field (the “Tapia Assets”) and one lease west of the Tapia Canyon field (the “Eureka Assets”), and the accompanying production equipment.

The Proposed TEG Acquisition (including, but not limited to, the transactions contemplated by the Sefton LOI) are subject to a number of conditions and contingencies outside of our control, all of which create a level of uncertainly concerning our ability to ultimately consummate the Proposed TEG Acquisition.  Even if the Proposed TEG Acquisition is ultimately consummated, it may be on terms materially different than the terms described.

Tapia Holdings has outside equity investors, representing non-controlling interests.  Including amounts funded after August 31, 2014 (see Note 19), $145,000 has been funded by these parties to date, and $145,000 of future commitments have been made to participate in the note payable to Sefton Resources Ltd. on closing of the Proposed TEG Acquisition.  As a result, non-controlling interest at closing of the acquisition is expected to represent 4.83% of the total outstanding equity of Tapia Holdings.

Between April 18, 2014 and August 31, 2014, Tapia Holdings made a number of advances as described below, totaling $1,290,727 plus accrued interest, as of August 31, 2014, plus additional advances subsequent to August 31, 2014 as described in Note 19.  These advances will be credited against the $2.5 million cash payment noted above, at closing of the Proposed TEG Acquisition.

Secured Subordinated Loan Receivable, Short Term

Under the terms of the Loan Receivable Agreements, TEG agreed to pay Tapia Holdings the principal sum of $1,500,000, or such lesser amount as may be outstanding from time to time, with interest on the unpaid principal amount at the rate of 3.0% per annum. As of August 31, 2014, the amount of outstanding advances was $1,290,727, plus accrued interest of $7,595.  Further advances are subject to the sole and absolute discretion of Tapia Holdings. The loan receivable matures on December 29, 2014, at which time all outstanding principal and accrued interest is due and payable in full.  The personal property assets of TEG secure the Note.  These assets consist of all personal property assets located in the Tapia and Eureka Fields, Los Angeles and Ventura Counties, California. The Note and our security interest in the personal property assets of TEG are subordinate to senior indebtedness of TEG, pursuant to a Subordination and Intercreditor Agreement (“Intercreditor Agreement”) dated June 2, 2014, by and among Tapia Holdings, TEG, TEG’s parent company Sefton Resources, Inc. (“Sefton”), TEG’s affiliate TEG MidContinent, Inc., and Sefton’s senior lender Bank of the West.

The Security Agreement also provides that if the transactions contemplated by the Proposed TEG Acquisition are consummated (such transactions, the “Acquisition”), Tapia Holdings may apply any or all of the outstanding principal and accrued interest on the Note towards the consideration for the Acquisition.  Further, under the terms of the Security Agreement, Tapia Holdings has the option, in the event of a default, upon a refinancing of TEG’s bank loan or after December 14, 2014 if TEG cannot provide written evidence of its ability to repay the Note, to cause TEG to contribute its assets to Tapia, LLC (“Tapia, LLC”), a newly organized California limited liability company and wholly-owned subsidiary of TEG, and to sell to Tapia Holdings up to 80% of TEG’s membership interests in Tapia, LLC at the rate of $68,750 for each 1.0% of membership interest in Tapia, LLC for cash or for such other consideration as set forth in the Security Agreement, including but not limited to, cancellation of outstanding amounts payable under the Note. TEG further agreed to cease and terminate any solicitation or encouragement of a third party acquisition proposal; provided, that, if TEG receives an unsolicited, bona fide acquisition proposal that is found to be superior to the Proposed TEG Acquisition terms, to the extent Tapia Holdings declines to renegotiate the Proposed TEG Acquisition terms or to otherwise match the terms of the third party acquisition proposal, TEG may pursue such third party acquisition proposal. The Security Agreement also contains other representations, warranties and covenants of both parties that are customary for an agreement of this type.

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

The following shows the changes in secured subordinated loan receivable, short term, for the years ended August 31, 2014 and 2013:

	August 31,	August 31,
	2014	2013
Secured subordinated loan receivable, short term, beginning	$-	$-
Loan made during the period	1,290,727	-
Current period interest	7,595	-
Secured subordinated loan receivable, short term, ending	$1,298,322	$-

See also Note 19, Subsequent Events, for particulars of additional advances to TEG made subsequent to August 31, 2014.

8.           MACHINERY AND EQUIPMENT; CAPITALIZED OIL AND GAS PROPERTIES

The asset categories of machinery and equipment and capitalized oil and gas properties at August 31, 2014 and August 31, 2013 were as follows:

	August 31, 2014
	Cost	Accumulated Depletion, Depreciation and Amortization	Net Book Value
Machinery and equipment	$33,874	$19,605	$14,269
Capitalized oil and gas properties	816,239	86,193	730,046
Total	$850,113	$105,798	$744,315

	August 31, 2013
	Cost	Accumulated Depletion, Depreciation and Amortization	Net Book Value
Machinery and equipment	$28,335	$15,179	$13,156
Capitalized oil and gas properties	357,468	59,878	297,590
Total	$385,803	$75,057	$310,746

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

9.           LOANS PAYABLE TO RELATED PARTIES

Loan Payable To Related Parties, Short Term

Loans payable to related parties, short term, consist of the following at August 31, 2014, and August 31, 2013:

	August 31,	August 31,
	2014	2013

Darren Katic	$161,000	$-
Manhattan Holdings, LLC	60,000	-
Total long-term loans	221,000	-
Accrued interest payable	5,876	-
Loans payable to related parties, short term	$226,876	$-

Loans payable to related parties are unsecured and bear interest at 10% per annum.  Mr. Katic’s loan is due on demand.  Manhattan Holdings, LLC’s loan was originally due on October 31, 2014, but the maturity date was extended to January 31, 2015.  Accordingly, the loans have been treated as short-term loans.  Mr. Katic is an officer, director and significant shareholder.  Manhattan Holdings, LLC is a significant shareholder.

In addition, as part of the acquisition of HERLLC on January 1, 2014, we assumed $29,625 loan payable to Mr. Katic (for both cash advanced to Hawker and expenses incurred on its behalf).  This loan was unsecured and non-interest bearing with no formal maturity date.  On April 9, 2014, Mr. Katic agreed to convert this amount into common stock and warrants on the same terms as the unit offering described in Note 16.

Finally, as part of the acquisition of Hawker on October 25, 2013, we assumed a $15,000 amount owing to Kristian Andresen, a director and significant shareholder, and an officer at that time.  This amount was converted similarly to common stock and warrants on January 31, 2014.

See also Note 19, Subsequent Events.

Loan Payable To Related Parties, Long Term

SCNRG received various loans from its former members from its inception totaling $0 as of August 31, 2014, and $89,833 as of August 31, 2013. Each loan was originally unsecured, non-interest bearing and due on demand. On September 18, 2013, each loan was formalized through the issuance of an amended and restated promissory note to each former member. The amended and restated promissory notes were unsecured, bore interest at a rate of 1.66% per annum and matured no later than September 18, 2018. The unpaid principal and interest were payable upon the earlier of their maturity or upon the issuance of new debt or equity securities in a transaction or series of transactions resulting in aggregate gross proceeds to Hawker of a minimum of $5 million.  Hawker assumed these loans payable upon its reverse merger with SCNRG on October 25, 2013.

On April 9, 2014, the related parties agreed to convert the long-term loans payable, including accrued interest, into common stock and warrants on the same terms as the unit offering described in Note 16.

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

Loans payable to related parties, long term, consist of the following at August 31, 2014, and August 31, 2013:

	August 31,	August 31,
	2014	2013

Darren Katic	$-	$38,500
Manhattan Holdings, LLC	-	38,500
Gerald Tywoniuk	-	12,833
Total long-term loans	-	89,833
Accrued interest payable	-	-
Less current portion	-	-
Loans payable to related parties, long term	$-	$89,833

Gerald Tywoniuk is a significant shareholder of Hawker.  Mr. Katic’s and Manhattan Holdings, LLC’s relationship to Hawker is described above.

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

10.           CONVERTIBLE NOTES PAYABLE, SHORT TERM

Between May 13, 2014, and August 31, 2014, we issued a number of convertible notes payable (“CNP”).   All were issued in amounts equal to the cash we received, and bear simple interest on the unpaid principal balance at 12% per annum, which is payable on maturity.

Convertible notes payable, short term, consist of the following at August 31, 2014, and August 31, 2013; conversion features, security provisions and warrants to acquire common stock of Hawker are also set forth below:

	Issue Date	Maturity Date	August 31, 2014	August 31, 2013

CNP 1 (1) (2) (3)	June 25, 2014	November 30, 2014	$350,000	$-
CNP 2 (1) (2) (3)	May 30, 2014	November 30, 2014	250,000	-
CNP 3 (1) (3) (4)	July 17, 2014	June 30, 2015	100,000	-
CNP 4 (1) (2) (3) (4) (5)	July 17, 2014	July 10, 2015	100,000	-
CNP 5 (6)	May 13, 2014	May 13, 2016	50,000	-
CNP 6 (1) (2) (3) (4)	July 25, 2014	July 25, 2015	50,000	-
CNP 7 (1) (2) (3) (4)	August 28, 2014	July 25, 2015	30,000	-
			930,000	-
Accrued interest payable			21,599	-
Convertible notes payable, short term			$951,599	$-

(1) Convertible at any time at the option of the investor into “Conversion Units.” Each Conversion Unit consists of one share of common stock of Hawker and one warrant to purchase one-half share of common stock of Sara Creek at an exercise price of $0.25 per share. The number of Conversion Units into which the note is convertible is computed by dividing all of the then outstanding principal and accrued interest under the note by $0.10 (as appropriately adjusted for any stock splits, stock combinations or similar events).  Each warrant has a five-year life from the date the convertible note payable was issued.  In the event Hawker sells common stock for less than $0.10 per share, the conversion rate for CNP 1 shall be adjusted to that price.  In the case of CNP 1 and 2, the notes were amended September 18, 2014, to limit the conversion of a part or all of the convertible note payable at any one time to a maximum beneficial ownership in Hawker of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion.

(2) Hawker granted a security interest to the investor in all of its assets.

(3) The proceeds were required to be used solely for the purpose of allowing Tapia Holdings to make advances to TEG under the terms of the secured subordinated loan receivable described in Note 7.  Any repayment of such advances by TEG to Tapia Holdings must be used by us to immediately first repay convertible notes payable to the holder of CNP 1 and 2, and second to repay other convertible notes payable pro rata.

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

(4) Conversion of unpaid principal into Conversions Units pursuant to the terms in (1) above is mandatory in the event Hawker closes the Proposed TEG Acquisition described in Note 7.  Conversion of unpaid interest into Conversion Units is at the election of Hawker.

(5) The holder is related to Darren Katic, who is an officer, director and significant shareholder.

(6) Unpaid principal and accrued interest is convertible at any time at the option of the holder into Conversion Units in an amount computed by dividing the amount converted by $0.10 (as appropriately adjusted for any stock splits, stock combinations or similar events).  Repayment of the convertible note payable is required on collection of the secured subordinated loan receivable described in Note 7 if earlier than the maturity date above.  As Hawker expects to receive repayment on the secured subordinated loan receivable within one year, this convertible note payable has been classified as a short term liability.

We issued additional secured convertible notes payable in the amount of $50,000 subsequent to August 31, 2014, as described in Note 19, Subsequent Events.

11.           ASSET RETIREMENT OBLIGATION

Our asset retirement obligations relate to the abandonment of oil wells and related surface facilities. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates.

The following shows the changes in asset retirement obligations for the years ended August 31, 2014 and 2013:

	August 31,	August 31,
	2014	2013
Asset retirement obligations, beginning	$103,299	$95,206
Liabilities acquired during the period	53,963	-
Liabilities settled during the period	-	-
Current period accretion	10,848	8,093
Asset retirement obligations, ending	$168,110	$103,299

12.           NET PROFITS INTEREST (“NPI”) PAYABLE

In connection with SCNRG’s December 1, 2009 Purchase and Sale Agreement for the DEEP Lease, and as part of the purchase price consideration, SCNRG entered into an Assignment of Net Profit Interest with Christian Hall Petroleum. Pursuant to the agreement, SCNRG is required to make monthly payments to the holder in an amount equal to 40% of SCNRG’s share of net profit (as defined in the agreement) from production.

Until February 1, 2014, SCNRG’s working interest in the DEEP property was 66.67%, and the NPI agreement called for a minimum monthly payment of $1,985 (SCNRG’s 66.67% share).  Beginning February 1, 2014, SCNRG’s working interest in the DEEP Lease increased to 87.18%, and its share of the minimum monthly payment became $2,596. Beginning May 15, 2014, SCNRG’s working interest in the DEEP Lease increased to 100.0%, and its share of the minimum monthly payment became $2,978.  Payments are required until SCNRG and other working interest owners have made NPI payments in aggregate between $347,000 and $357,410 on or before December 31, 2022 (the actual maximum amount within this range is dependent on when SCNRG and other working interest owners satisfy their aggregate NPI payment obligations).  As of August 31, 2014, SCNRG and other working interest owners have made NPI payments totaling $125,201.  SCNRG has paid its 66.67% working interest share of this amount through February 1, 2014, its subsequent 87.18% share through May 15, 2014, and its subsequent 100.0% share through May 31, 2014.

Given its terminating nature, the discounted present value of the minimum monthly NPI payments was recorded as a liability at SCNRG’s December 1, 2009, acquisition date of a 66.67% working interest in the DEEP Lease, and this liability was increased pro rata when its working interest increased to 87.18% on February 1, 2014, and again on May 14, 2014 when its working interest increased to 100.0%.  The discount rate used in all cases was 10.0% per annum.

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

Changes in SCNRG’s share of the NPI liability are as follows for the years ended August 31, 2014 and 2013:

	August 31,	August 31,
	2014	2013

NPI liability, beginning of period	$124,597	$135,640
Liabilities assumed in connection with acquisition of additional DEEP Lease working interests	58,847	-
Current period accretion	14,104	12,865
Payments made	(28,444)	(23,908)
NPI liability, end of period	169,104	124,597
Less: current portion	20,065	12,109
NPI liability, long-term portion	$149,039	$112,488

13.           INCOME TAXES

There was no current or deferred income tax expense (benefit) for the years ended August 31, 2014 and August 31, 2013.   Accordingly, a reconciliation between the statutory rate and our effective rate has not been provided.

Significant components of the deferred tax assets and liabilities are as follows:

	Year Ended August 31,
	2014	2013
Deferred tax assets:
Accounts payable and accrued expenses	$504,765	$-
Asset retirement obligations	5,992	-
Net operating loss carry-forward	477,153	-
Total deferred tax assets	987,910	-
Deferred tax liabilities:
Depreciation and basis differences	(37,088)	-
Net deferred tax assets	950,822	-
Valuation allowance	(950,822)	-
Net deferred tax assets	$-	$-

At August 31, 2014, we have Federal and State net operating loss carry forwards of approximately $1,302,500 and $370,300 expiring in 2034 and 2024, respectively.   Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs (see Note 4).  Therefore, the amount available to offset future taxable income is limited.  A valuation allowance has been established against net operating losses where it is more likely than not that such losses will expire before they are utilized.

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

14.           FAIR VALUE MEASUREMENTS

We hold certain financial assets, which assets are required to be measured at fair value on a recurring basis in accordance with the Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“ASC Topic 820-10”).   ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability.

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

▪
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe accounts receivable, accounts payable and accrued expenses and accrued bonuses approximate fair value at August 31, 2014 and August 31, 2013.

▪
Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs which are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

▪
Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider secured subordinated loan receivable, depleting assets, loans payable to related parties, convertible notes payable, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including oil price quotations and contract terms.

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

	Fair Value Measurement
	Level 1	Level 2	Level 3
August 31, 2014
Assets:
Secured subordinate loan receivable	$-	$-	$1,298,322
Capitalized oil and gas properties, net			730,046
Liabilities:
Loans payable to related parties, short term			(226,876)
Convertible notes payable, short term			(951,599)
Net profit interest liability	-	-	(169,104)
Asset retirement obligation			(168,110)
Total	$-	$-	$512,679

August 31, 2013
Assets:
Capitalized oil and gas properties, net	$-	$-	$297,590
Liabilities:
Net profit interest liability	-	-	(124,597)
Asset retirement obligation	-	-	(103,299)
Total	$-	$-	$69,694

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

15.           COMMITMENTS AND CONTINGENCIES

Commitments

Oil production from the DEEP Lease is subject to a 1% overriding royalty.  Additionally, production is also subject to an aggregate additional 19.92% royalty for total royalties of 20.92%.

Further, on December 1, 2009, SCNRG entered into an Operating Agreement with Caleco, LLC (“Caleco”) for a term equal to the life of the DEEP Lease wells.  As the operator, Caleco incurs production and other costs, which are subsequently billed to SCNRG for its share through a joint interest billing process; and the operator distributes to SCNRG its share of revenue received from production, less royalties and NPI obligations. All expenses and revenue presented by the operator represent the pro rata share of the revenue earned and expenses incurred.  In accordance with the terms of the agreement, the operator is entitled to a fee for services but has instead elected to bill SCNRG based on actual time and materials.  As described in Note 6, SCNRG increased its working interest in the DEEP Lease from 66.67% to 100.0% during the year ended August 31, 2014; Caleco continues to operate the DEEP Lease on SCNRG’s behalf during a transitional period until SCNRG qualifies with the regulatory agency as an operator.

Contingencies

We are subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the owners for the cost of pollution cleanup resulting from operations and subject the owners to liability for pollution damages. In some instances, the operator may be directed to suspend or cease operations in the affected area.  As of August 31, 2014, and August 31, 2013, we have no reserve for environmental remediation and are not aware of any environmental claims.

Contractual Obligations

On behalf of a related party, we have been making lease payments for two non-cancellable operating leases for its office space.  No formal assumption agreement has yet been completed with the third-party landlord.  See Note 17.  The leases have terms ending in 2015 and 2017.

Future minimum payments under operating leases for the next five years total $86,450, and are as follows:

Year Ended August 31	Amount
2015	$38,827
2016	32,758
2017	14,865
2018	-
2019	-
$86,450

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

16.           STOCKHOLDERS’ EQUITY

Common Stock

The following common stock transactions occurred during the year ended August 31, 2014:

(a)  On October 25, 2013, we issued 14,000,000 shares of our common stock to the members of SCNRG to acquire 100% of the membership interests in SCNRG.  As described in Notes 1 and 4, the acquisition of SCNRG by Hawker has been accounted for as a recapitalization of Hawker for accounting purposes;

(b)  On January 1, 2014, we issued 3,000,000 shares of our common stock to acquire HERLLC as described in Note 5;

(c)  On January 8, 2014, we issued 2,000,000 shares of our common stock to Ryan Bateman to satisfy an obligation pursuant to a July 2013 purchase agreement for the Sawtelle well interest;

(d) Between January 10, 2014 and July 1, 2014, we issued an aggregate 10,212,720 units at a price of $0.10 per unit.  Each unit comprises one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock at $0.20 per share.  The warrants expire five years from each closing date.  Gross proceeds were $1,021,272, including $103,687 to settle certain loans payable to related parties and $188,185 to settle certain accounts payable.  No commissions were paid or are payable. Net proceeds after legal and other offering costs were $980,288.  No separate accounting was given to the warrants as the value is indeterminable, and any such allocation would be recorded to paid-in capital regardless, just as the excess over par value for the common stock was recorded.

(e)  On August 27, 2014, we received an aggregate of $50,000 for the sale of 500,000 units on the same terms as set forth in (d) above.  Closing occurred in September 2014.  This amount is shown as common stock payable at August 31, 2014.

Related party transactions are set forth in Note 17.  Additional units were sold after August 31, 2014, as described in Note 19.

Shares of Common Stock Potentially Issuable Pursuant To Warrants, Convertible Notes Payable and Options

Pursuant to warrants issued in our private placements of securities from January 10, 2014 through July 1, 2014, described above, up to 5,106,360 shares of our common stock would be issuable upon payment to us of $0.20 per share.  The warrants expire five years from the date of each private placement.

Up to 14,014,939 shares of common stock could be issued pursuant to the convertible notes payable described in Note 10, as follows:
•
Up to 9,300,000 shares of common stock would be issuable if investors elect or are required to convert all of the $930,000 aggregate principal amount on or prior to maturity, with the number of shares issuable on conversion computed at a rate of $0.10 per share;

•
Up to an additional 4,400,000 shares of common stock would be issuable pursuant to warrants created if investors elect or are required to convert certain convertible note payables prior to or on maturity (which notes payable are included in the preceding paragraph) and pay us $0.25 per share on exercise; and

•
An additional amount of up to approximately 215,987 shares of common stock would be issuable determined based on the amount of any accrued interest payable as of August 31, 2014, if investors elect or are required to convert their notes payable into common stock, based on a conversion rate of $0.10 per share.  Conversion of accrued interest into common stock would create warrants to acquire up to a further 98,952 shares at an exercise price of $0.25 per share.

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

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

•
These options were granted pursuant to the 2014 Stock Plan approved by written consent of a majority of our stockholders on March 18, 2014, which authorized 15% of our outstanding shares of common stock to be available for grant in the form of options or stock purchase rights.  At August 31, 2014, 15% of our outstanding common stock is 6,176,205, of which we granted 5,950,000 stock options as stated above.

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

•
Equity compensation expense was $68,760 for the period from the date of grant on May 14, 2014, to August 31, 2014.  The total compensation cost relating to unvested stock option grants not yet recognized at August 31, 2014, was $342,000, and the weighted average period over which this cost is expected to be recognized, as of August 31, 2014, is approximately 2.5 years.

See Note 19 for Subsequent Events.

17.           RELATED PARTY TRANSACTIONS

The following information sets forth related party transactions, being transactions with:
•
Mr. Kristian Andresen is a director of Hawker and a significant shareholder.  Until October 25, 2013, he was also our CEO, and from October 25, 2013, until July 17, 2014, he was Secretary of Hawker.  Mr. Andresen has been actively providing services to Hawker since October 25, 2013.

•
Mr. Darren Katic is a director and Chief Executive Officer and Chief Financial Officer of Hawker.  He was a member of SCNRG, which we acquired on October 25, 2013, and at which point Mr. Katic became a director, officer and a significant shareholder of Hawker.

•	Manhattan Holdings, LLC (“Manhattan”) was a member of SCNRG, which Hawker acquired on October 25, 2013, at which point Manhattan became a significant shareholder.
•
Mr. Charles Moore was a managing member of HERLLC until Hawker acquired his interest on January 1, 2014, at which point he became a significant shareholder of Hawker.  Mr. Moore has been actively providing services to Hawker since that date.

•
Mr. Gerald Tywoniuk was a member of SCNRG, which Hawker acquired on October 25, 2013, at which point he became a significant shareholder of Hawker.  Mr. Tywoniuk has been actively providing services to Hawker since that date.

HERLLC

On January 1, 2014, Hawker exercised its option to acquire all of the membership interests in HERLLC from Mr. Katic and Mr. Moore (collectively the “HERLLC Sellers”), as described in Note 5.  Hawker issued 3,000,000 shares of our common to the HERLLC Sellers as consideration for the acquisition, 1,500,000 shares to each HERLLC Seller.  Hawker also assumed net liabilities of $135,199, including $29,625 owing to Mr. Katic.  Pursuant to the option agreement, Hawker is required to issue up to an additional 33,000,000 shares to Sellers upon Hawker or HERLLC consummating certain follow-on transactions.

The HERLLC option was originally entered into with Hawker on October 15, 2013 and amended on November 20, 2013 to (a) extend the term of the option, (b) revise the option consideration payable upon consummation of certain transactions described in the Agreement and (c) provide for additional option consideration in the event of the consummation of certain transactions not previously contemplated by the parties.

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

On October 10, 2014, the Board of Hawker waived all of the follow-on transaction requirements and authorized the immediate issuance to Messrs. Katic and Moore of the full 33,000,000 shares (16,500,000 each). Of those shares, we hold 19,000,000 shares in escrow, to be released in accordance with the provisions described in Note 19, Subsequent Events.

Loan From Related Parties, Short Term

As of August 31, 2014, we owed Mr. Katic $161,000.  This loan is unsecured, bears interest at 10% and is due on demand.  Total advances were $228,000 and repayments were $67,000 during the year ended August 31, 2014.  The maximum outstanding balance was $190,000.

As of August 31, 2014, we owed Manhattan $60,000.  This loan is unsecured, bears interest at 10% and is due January 31, 2015, pursuant to a promissory note amendment dated September 29, 2014, which amended the maturity date from October 31, 2014.

Accrued interest payable as of August 31, 2014, on the above is $5,876.

See Note 19, Subsequent Events.

Loans From Related Parties, Long Term

SCNRG received various loans from its former members from its inception totaling $89,833 as of August 31, 2013: Mr. Katic $38,500, Manhattan $38,500 and Mr. Tywoniuk $12,833.  Each loan was originally unsecured, non-interest bearing and due on demand. On September 18, 2013, each loan was formalized through the issuance of an amended and restated promissory note to each former member. The amended and restated promissory notes were unsecured, bore interest at a rate of 1.66% per annum and matured no later than September 18, 2018. The unpaid principal and interest were payable upon the earlier of their maturity or upon the issuance of new debt or equity securities in a transaction or series of transactions resulting in aggregate gross proceeds to Hawker of a minimum of $5 million.  Hawker assumed these loans payable upon its acquisition of SCNRG on October 25, 2013.  On April 9, 2014, the related parties agreed to convert the short- and long-term loans payable to related parties into common stock and warrants on the same terms as the unit offering described in Note 16.

Convertible Notes Payable

As of August 31, 2014, pursuant to a convertible note payable, we owed a relative of Mr. Darren Katic, $100,000 plus accrued interest of $1,710, all as described in Note 10.

Unit Sales

The following unit sale transactions involved related parties:
•	On January 10, 2014, Messrs. Katic and Tywoniuk purchased 380,000 and 500,000 units of Hawker for $38,000 and $50,000 respectively. In addition, Manhattan acquired 900,000 units of Hawker for $90,000.
•
On January 31, 2014, Mr. Andresen agreed to settle $15,000 owing to him by Hawker, as of the date of SCNRG’s acquisition of Hawker, in exchange for 150,000 units, and on April 9, 2014, Mr. Katic agreed to settle $16,625 owing to him in exchange for 166,250 units.

•
On April 9, 2014, Mr. Katic, Manhattan and Mr. Tywoniuk agreed to settle SCRNG’s “loans to related parties, long term” totaling $90,687 (see Note 9 and also referred to above in loans from related parties, long term), plus Mr. Katic agreed to settle a $13,000 amount owing to him from HERLLC at the January 1, 2014, acquisition date of HERLLC, for a total of $103,687 in exchange for 1,036,870 units.

•
All of these amounts are a portion of the proceeds from unit sales described in Note 16.  Each unit comprises one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock at $0.20 per share.  The warrants expire five years from the closing date.   The price of each unit was $0.10 per unit.

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

As part of the common stock payable amounts outstanding on August 31, 2014, described in Note 16, $20,000 was received from each of Messrs. Katic and Tywoniuk.

Stock Option Grant And Accrued Bonuses

See Note 16 for a description of the stock option grant that occurred on May 14, 2014.   Of the options granted, 600,000, 2,600,000 and 1,600,000 were granted to Messrs. Katic, Moore and Tywoniuk, respectively.  These options vesting over three years.  In addition, 1,000,000 options vesting December 15, 2014 were granted to SMED Capital Corp., an entity owned by Mr. Andresen.  Each of these options have an exercise price is $0.10 per unit, and a term of 10 years.

At August 31, 2014, Hawker accrued bonuses of $120,000 each to Mr. Andresen, Katic, Moore and Tywoniuk, in recognition of services rendered.  These amounts will not be paid until Hawker has sufficient funds, to be determined by our Chief Financial Officer.  The total amount payable of $480,000 is shown separately on the balance sheet, and the total expense is shown separately on the statement of operations.

None of these individuals was an employee of Hawker, nor did they receive any other consideration in the years ended August 31, 2013 and 2014.

Other

On closing of the Tapia, LLC acquisition, the non-controlling interest held by Mr. Moore is expected to be 1.5 percentage points.  See Notes 7 and 19.

On behalf of a company controlled by Mr. Katic, the Company has been paying rent to a third party for its office space, beginning January 1, 2014.  No formal assumption agreement has been completed to reassign the leases with the landlord from Mr. Katic’s company to Hawker. See Note 15.  Mr. Katic provided a personal guarantee to the landlord.  For the year ended August 31, 2014, these payments totaled $25,644.

See also Note 19, Subsequent Events.

18.           PRO FORMA FINANCIAL INFORMATION

The following table presents unaudited pro forma consolidated information, adjusted for the reverse acquisition of Hawker (Note 4) and the acquisition of an additional 33.33% interest in DEEP Lease (Note 6), as if the acquisitions had occurred on September 1, 2012:

	Year Ended August 31,
	2014	2013
Revenue	$150,802	$125,116
Net loss	$(1,712,728)	$(184,149)
Loss per share	$(0.05)	$(0.01)

These amounts have been calculated after applying our accounting policies and adjusting the results to reflect the recapitalization of Hawker.  The unaudited pro forma adjustments are based on available information and certain assumptions we believe are reasonable.  It was determined that HERLLC was not a business and therefore there is no pro forma adjustment for the acquisition of HERLLC (Note 5).

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

19.           SUBSEQUENT EVENTS

Secured Subordinated Loan Receivable From TEG

On September 30, 2014, October 2, 2014, and October 31, 2014, Tapia Holdings advanced to TEG a further $196,625 pursuant to the secured subordinated loan receivable described in Note 7, bringing the balance to $1,487,352 plus accrued interest.

Loans Payable To Related Parties, Short Term

Subsequent to August 31, 2014, we received additional cash proceeds of $95,000, converted an accounts payable of $3,525 into a loan payable, and repaid $10,000 as follows:
•	Manhattan advanced a further $30,000 on September 29, 2014, with a maturity date of January 31, 2014, and concurrently agreed to extend the maturity date on a prior $60,000 to January 31, 2015;
•
Mr. Andresen advanced $15,000 on September 29, 2014, and on November 10, 2014 agreed to convert a $3,525 amount payable to him for business expenses into a loan, for a total loan balance of $18,525 with a maturity date of January 31, 2015;

•	Mr. Tywoniuk advanced $50,000 on October 31, 2014, with a maturity date of January 31, 2015; and
•	On September 16, 2014, we repaid a $10,000 portion of the loan to Mr. Katic.

All loan amounts bear interest at 10% per annum, and are unsecured.  See also Note 9.

Convertible Notes Payable

Subsequent to August 31, 2014, we received total additional cash proceeds of $50,000:
•	On September 26, 2014, we received $25,000 pursuant to a convertible promissory note with terms identical to CNP 3 set forth in Note 10, except that the maturity date is September 26, 2015; and
•	On November 3, 2014, we received $25,000 pursuant to a convertible promissory note with terms identical to the CNP 1 set forth in Note 10, except that the maturity date is May 3, 2015.

In the case of CNP 1 and 2 set forth in Note 10, the notes were amended September 18, 2014, to limit the conversion of a part or all of the convertible note payable at any one time to a maximum beneficial ownership in Hawker of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion.

Additional Unit Sales

Subsequent to August 31, 2014, Sara Creek issued an aggregate of 500,000 Units to three investors in consideration of an aggregate of $50,000 in cash received prior to August 31, 2014, and shown as common stock payable as of that date.  No commissions were paid or payable. The price of each Unit was $0.10. Each Unit was comprised of one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock on payment of $0.20 per share. The warrants expire five years from the closing date.

Non-Controlling Interest

On October 2, 2014, Mr. Moore invested an additional $25,000 for additional equity of Tapia Holdings, LLC.  In addition, the other investor in Tapia Holdings, LLC funded an aggregate of $65,000 of its prior commitment on September 2 and 24, 2014.  Including these funding amounts, a cumulative amount of $145,000 has been funded to date, leaving $145,000 of future commitment to participate in the note payable to Sefton on closing of the Tapia, LLC acquisition.  The Tapia Holdings, LLC operating agreement was also amended.  As a result of the additional investment and revision to the operating agreement, non-controlling interest at closing of the acquisition is expected to now represent 4.83% of the total outstanding equity of Tapia Holdings, LLC.

See also Note 2, Non-Controlling Interest, and Note 17, Related Party Transactions.

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014

Amendment Of HERLLC Option Agreement

On October 10, 2014, Hawker authorized an amendment (the “Amendment”) to the Amended and Restated Option Agreement (“Option Agreement”) dated November 20, 2013, among Hawker, Darren Katic (a director, officer and significant stockholder of Hawker), and Charles Moore (a significant stockholder of Hawker).  Under the original terms of the Option Agreement (see Note 5), Messrs. Katic and Moore were entitled to, in the aggregate, up to 33,000,000 additional shares of our common stock upon the consummation of certain Potential Follow-on Transactions. The Amendment waived all of the follow-on transaction requirements and authorized the immediate issuance to Messrs. Katic and Moore of the full 33,000,000 shares (16,500,000 each). Of those shares, we hold 19,000,000 shares in escrow, to be released as follows: (i) 10,000,000 shares upon completion of the acquisition of the assets of TEG Oil & Gas, Inc. (located in the Tapia Field, Los Angeles County, California), and (ii) 9,000,000 shares upon completion, on or before December 31, 2017, of any one of the transactions evaluated by HERLLC, our wholly-owned subsidiary, prior to its reorganization with Hawker, including a transaction resulting in Hawker ownership of oil and gas lease interests in any one of the following unique oil fields: Cat Canyon (leases Tognazzini, Wickenden, Los Alamos, GWP, and those immediately adjacent to, in each case, in Santa Barbara County), Santa Maria (T 11N, R 36W extending southeast through T9N R33W in Santa Barbara County), Casmalia (leases Tompkins, Peshine, and those immediately adjacent to, in each case, in Santa Barbara County), North Lost Hills (Sections 12 & 13, T25S, R19E, and Sections 7 & 18, T25S, R 20E, totaling 1,500 acres in Kern County CA), Maricopa (McFarland and Jameson leases totaling 40 acres in Kern County), Pine Meadows (Section 1 Township 31 South Range 22E in Kern County) or Torrance (Joughin and South Torrance Units in totaling 900 acres in Los Angeles County). Waiver of the follow-on transaction requirements and the immediate issuance of the remaining shares is meant to simplify our common shareholding structure and share count and to assist in our capital raising efforts.

With respect to 14,000,000 shares of our common stock that were issued as a result of the October 10, 2014, amendment, an expense will be recorded based on the fair value of the shares at the date of issuance.  With respect to the 19,000,000 share of our common stock that are in escrow, an expense will be recorded based on the par value of the shares at the date of issuance.  As and when subsequently released from escrow, an expense will be recorded based on the fair value of the shares (less amounts previously expensed based on par value) concurrently with consummation of the applicable follow-on transaction.  All of these amounts are not considered for accounting purposes to be incremental consideration for our acquisition of HERLLC.

Pursuant to a separate agreement dated November 13, 2014, between Messrs. Katic, Moore and Tywoniuk, Mr. Tywoniuk (a significant shareholder) holds warrants to acquire 9.7222% of any shares acquired by Messrs. Katic and Moore pursuant to the agreement above.  This agreement amended a December 27, 2013, agreement entitling Mr. Tywoniuk to acquire 5% of any shares acquired by Messrs. Katic and Moore pursuant to the Option Agreement.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of August 31, 2014.

Management identified the following material weaknesses:

1.	Lack of an audit committee, comprised of independent directors, of our Board of Directors, and lack of independent directors on our Board.

2.
Inadequate number of accounting and finance personnel or consultants sufficiently trained to address some of the complex accounting and financial reporting matters that arise from time-to-time, and an insufficient number of management and accounting personnel for effective segregation of duties.

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

As of August 31, 2014, our Chief Executive Officer assessed the effectiveness of our internal control over financial reporting. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, our management concluded that, as of August 31, 2014, our internal control over financial reporting was not effective, as discussed above.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the year ended August 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

As of November 13, 2014, below is the name and certain information regarding our executive officers and directors.

Name	Age	Position

Darren Katic	41	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director

Kristian Andresen	42	Director

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

Darren Katic.  Mr. Katic has been our Chief Executive Officer, Chief Financial Officer, President and Director from October 25, 2013.  He was also appointed Secretary effective July 17, 2014.  Mr. Katic has spent his career as an oil professional focusing on finance and business development.  Since 2009, prior to Hawker, Mr. Katic has built two development-stage private oil companies in California, SCNRG and HERLLC, and served as managing member for both.  From 2005 to 2009, Mr. Katic served as President and a director of the oil and gas exploration and development company Pacific Energy Resources Ltd. (formerly TSX:PFE).  In 1999, Mr. Katic founded PetroCal Incorporated, an independent oil and gas company based in Southern California, where he served as the company’s President until its 2005 merger into Pacific Energy Resources Ltd.  From 1997 to 1999, Mr. Katic was employed by Nations Energy Group, where he worked in Kazakhstan for 18 months on the completion of the company’s privatization of a state-owned oil company.  Mr. Katic graduated from the University of Southern California in 1996 with a Bachelor of Science in Accounting.

Kristian Andresen.  Mr. Andresen had been our Director since July 18, 2011.  From that date to October 25, 2013, Mr. Andresen was our CEO, CFO and President. Mr. Andresen was our Secretary from July 18, 2011 to July 17, 2014.  Prior to joining us, Mr. Andresen was an officer and director of Respect Your Universe, Inc. from 2008 to 2012. Mr. Andresen currently serves as officer and director of Sanborn Resources Ltd, an SEC reporting company.

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

Director Qualifications

The Board has considered the qualifications of our two directors and determined that they are qualified to serve due to the following:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such officers, directors, and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file.  As a matter of practice, we typically assist our executive officers and directors in preparing initial ownership reports and reporting ownership changes, and typically file those reports on their behalf. To our knowledge, and based solely on our review of the copies of such reports furnished to us, we believe that during fiscal year 2014 all of our executive officers and directors, and that all greater than 10% stockholders other than Mr. Ryan Bateman, filed the required reports on a timely basis under Section 16(a). Mr. Ryan Bateman, a greater than 10% stockholder at the time, filed a late Form 4 on April 22, 2014 for a transaction that occurred on January 1, 2014.

Item 11	Executive Compensation

Compensation of Executive Officers

The following table sets forth certain compensation information for the fiscal years ended August 31, 2014 and 2013, for our principal executive officer and principal financial officer (our “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Darren Katic President; Chief Executive Officer; Chief Financial Officer; Secretary; Director (2)	2014	--	$120,000 (3)	$41,400 (4)	--	$161,400
	2013	--	--	--	--	--
Kristian Andresen Director and former officer (5)	2014	--	$120,000 (6)	$69,000 (7)	--	$189,000
	2013	--	--	--	--	--

(1)           The amounts in the Option Awards column reflect the aggregate grant date fair value of such awards computed in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. Assumptions made in the calculation of these amounts are included in Note 16 to our audited financial statements for the fiscal year ended August 31, 2014, included in Item 8.

(2)           Mr. Katic has served as the Company’s President, Chief Executive Officer and Chief Financial Officer since October 25, 2013, and has served as the Company’s Secretary since July 17, 2014.

(3)           On September 29, 2014, the Company approved a discretionary bonus to Mr. Katic in the amount of $120,000. The discretionary bonus was recorded on the books of the Company and accrues as of August 31, 2014, but shall be paid only at such time in the future as the finances of the Company permit, as determined by the Chief Financial Officer of the Company.

(4)           On May 14, 2014, Mr. Katic was granted nonqualified options to purchase 600,000 shares of our common stock at an exercise price of $0.10 per share. Mr. Katic’s options vest one-third on each of May 13, 2015, May 13, 2016 and May 13, 2017 and expire on May 13, 2024.

(5)           Mr. Andresen served as the Company’s President, Chief Executive Officer and Chief Financial Officer until October 25, 2013, and as the Company’s Secretary until July 17, 2014.

(6)           On September 29, 2014, the Company approved a discretionary bonus to Mr. Andresen in the amount of $120,000. The discretionary bonus was recorded on the books of the Company and accrues as of August 31, 2014, but shall be paid only at such time in the future as the finances of the Company permit, as determined by the Chief Financial Officer of the Company.

(7)           On May 14, 2014, Mr. Andresen was granted, under the Company 2014 Stock Plan, nonqualified options to purchase 1,000,000 shares of our common stock at an exercise price of $0.10 per share. On July 17, 2014, all 1,000,000 nonqualified options were cancelled and, in consideration thereof, reissued to Smed Capital Corp. (in which Mr. Andresen has a beneficial interest) (the “Smed Options”). The Smed Options have an exercise price of $0.10 per share and expire on May 13, 2024. The Smed Options were issued outside of the Company 2014 Stock Plan but are subject to Mr. Andresen’s continued status as a service provider to the Company, including, without limitation, with respect to the vesting and forfeiture thereof. Subject to Mr. Andresen’s continued status as a service provider to the Company, the Smed Options will vest in full on December 15, 2014.

Employment Agreements with Named Executive Officers

None.

Equity Compensation Plans

In September 2014, the Company adopted the Company 2014 Stock Plan (“Stock Plan”) in order to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. Equity incentives granted under the Stock Plan may be incentive stock options or nonstatutory options, as determined by the administrator of the Stock Plan at the time of grant. Stock purchase rights and restricted stock may also be granted under the plan.

The only outstanding equity awards under the Stock Plan are the nonqualified options to purchase 600,000 shares of our common stock granted to Mr. Katic, as set forth above under the section titled “Compensation of Executive Officers,” as well as nonqualified options to purchase 4,350,000 shares of our common stock granted to others performing services to the Company (see also Note 17 to the Financial Statements included elsewhere in this report), granted on the same date and terms as for Mr. Katic.

Change of Control Agreements

None.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information about outstanding equity awards held by our Named Executive Officer as of August 31, 2014:

Option Awards
	Number of Securities Underlying Unexercised Options
Name	Exercisable (#)	Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Darren Katic	0	600,000 (1)	0.10	May 13, 2024
Krisitan Andresen (2)	0	1,000,000 (3)	0.10	May 13, 2024

(1)           Option was granted on May 14, 2014 and vests in three equal installments on each of May 13, 2015, May 13, 2016 and May 13, 2017.

(2)           Option issued in the name of Smed Capital Corp., in which Mr. Andresen has a beneficial interest.

(3)           Option was granted on May 14, 2014 and vests in full on December 15, 2014.

Director Compensation

Other than as set forth above, no Named Executive Officer earned compensation for his service as a director.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 13, 2014, certain information with respect to the beneficial ownership of our capital stock by (i) each of our executive officers, (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more than 5% of each class of our outstanding voting securities, and (iv) all of our directors and executive officers as a group.
Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Stock Outstanding(1)
Darren Katic(2) 326 S. Pacific Coast Highway, Suite 102 Redondo Beach, CA 90277	Common	25,897,365(3)	34.39%

Charles Moore 326 S. Pacific Coast Highway, Suite 102 Redondo Beach CA 90277	Common	18,000,000(4)	24.10%

Manhattan Holdings, LLC 1800 Washington Blvd Suite 140 Baltimore, MD 21230	Common	7,932,990(5)	10.53%

Ryan Bateman c/o B&C Capital Ltd 19 Fort Street P.O. Box 822 Grand Cayman KY1-1103	Common	5,550,777(6)	7.38%

Gerald Tywoniuk 326 S. Pacific Coast Highway, Suite 102 Redondo Beach, CA 90277	Common	4,897,102(7)	6.38%

Kristian Andresen(8) 10 Market St #328 Camana Bay, GC, Cayman Islands, KY1-9006	Common	2,422,288(9)	3.19%

All Executive Officers and Directors as a Group (2 persons)	Common	28,319,653(10)	37.02%

(1)
Applicable percentage ownership is based on 74,674,703 shares of common stock outstanding as of November 13, 2014. Any securities not outstanding but subject to warrants, options or other rights exercisable as of November 13, 2014, or exercisable within 60 days after such date, are deemed to be outstanding for the purpose of computing the percentage of outstanding common stock beneficially owned by the person holding such warrants, options or other rights, but are not deemed to be outstanding for the purpose of computing the percentage of common stock beneficially owned by any other person.

(2)	Darren Katic serves as President, Chief Executive Officer, Chief Financial Officer and Secretary, and is a member of the Board of Directors.
(3)
The number of shares beneficially owned includes 632,455 shares that Darren Katic may acquire upon the exercise of certain warrants that are currently exercisable in full.  9,500,000 of the shares are being held in escrow pending future conditional release as determined by the Board of Directors of the Company, upon the Company meeting certain milestones.  See Item 1, Acquisition of Hawker Energy (Rincon), LLC.

(4)
9,500,000 of the shares are being held in escrow pending future conditional release as determined by the Board of Directors of the Company, upon the Company meeting certain milestones.  See Item 1, Acquisition of Hawker Energy (Rincon), LLC.

(5)	The number of shares beneficially owned includes 644,330 shares that Manhattan Holdings, LLC may acquire upon the exercise of certain warrants that are currently exercisable in full.

(6)
The number of shares beneficially owned includes (i) 1,000,000 shares that Ryan Bateman owns indirectly through Glenmore Resources Fund and (ii) 500,000 shares that Ryan Bateman, indirectly through Glenmore Resources Fund, may acquire upon the exercise of certain warrants that are currently exercisable in full.

(7)
The number of shares beneficially owned includes 2,067,552 shares that Gerald Tywoniuk may acquire upon the exercise of certain warrants that are currently exercisable in full, of which (i) 414,775 were issued by the Company, and (ii) 1,652,777 were issued by Darren Katic and Charles Moore in connection with the “Hawker Warrants”, as more further set forth in the Schedule 13D/A, filed with the Securities and Exchange Commission on November 18, 2014 on behalf of Gerald Tywoniuk.

(8)	Kristian Andresen is a member of the Board of Directors.
(9)
The number of shares beneficially owned includes (i) 75,000 shares that Kristian Andresen may acquire upon the exercise of certain warrants that are currently exercisable in full, (ii) 472,288 that Kristian Andresen owns indirectly through Smed Capital Corp., (iii) 125,000 shares that Kristian Andresen, indirectly through Smed Capital Corp., may acquire upon the exercise of certain warrants that are currently exercisable in full, and (iv) options to acquire 1,000,000 shares exercisable within 60 days.

(10)
The number of shares beneficially owned includes (i) 832,455 shares that Darren Katic and Kristian Andresen, in the aggregate, may acquire upon the exercise of certain warrants that are currently exercisable in full, and (ii) options to acquire 1,000,000 shares exercisable within 60 days.

Item 13	Certain Relationships and Related Transactions, and Director Independence

For the year ended August 31, 2013, there were no related-party transactions.

Related party transactions for the year ended August 31, 2014, are disclosed in Note 17 to the Financial Statements.

Neither of our two directors are independent due to their respective positions as executive officer or significant shareholder performing services for the Company.

Item 14	Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

	Year Ended	Year Ended
	August 31, 2014	August 31, 2013
Audit Fees	$39,750	$20,000
Audit-Related Fees	23,450	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$63,200	$20,000

The category of “Audit Fees” includes fees billed accrued for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the Securities and Exchange Commission, referred to as the “SEC,” such as the issuance of comfort letters and consents.  The category of “Audit-Related Fees” includes fees accrued for services related to employee benefit plan audits, internal control reviews, acquisition audits, and accounting consultation.  The category of “Tax Fees” includes fees accrued for the consultation and preparation of federal, state, and local tax returns.  It also includes fees for tax compliance, tax advice, and tax planning.  The category of “All Other Fees” includes all other accrued fees not reported with the categories previously defined.

Pre-Approval Policies and Procedures

The board of directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our whole board and are subject to review by our whole board.

PART IV

Item 15	Exhibits, Financial Statement Schedules

Number	Exhibit

3.1	Articles of Incorporation (1), as amended by the Certificate of Amendment (2)
3.2	Bylaws (3)
10.1	Agreement and Plan of Reorganization dated September 18, 2013 (4)
10.2	Form of Warrant (U.S. Investor) for Unit Sale (5)
10.3	Form of Warrant (Non-U.S. Investor) for Unit Sale (6)
10.4	Secured Convertible Promissory Note issued by Sara Creek Gold Corp. in favor of Oceanside Strategies dated May 30, 2014 (7)
10.5	Amended and Restated Secured Convertible Promissory Note issued by Sara Creek Gold Corp. in favor of Oceanside Strategies dated June 23, 2014 the aggregate amount of $250,000
10.6	Second Amended and Restated Secured Convertible Promissory Note issued by Sara Creek Gold Corp. in favor of Oceanside Strategies dated September 18, 2014 in the aggregate amount of $250,000
10.7	Amended and Restated Secured Convertible Promissory Note issued by Sara Creek Gold Corp. in favor of Oceanside Strategies dated June 25, 2014 in the aggregate amount of $350,000 (9)
10.8	Second Amended and Restated Secured Convertible Promissory Note issued by Sara Creek Gold Corp. in favor of Oceanside Strategies dated September 18, 2014 in the aggregate amount of $350,000
10.9	Promissory Note, dated July 7, 2014, issued by Sara Creek in favor of Darren Katic (10)
10.10#	2014 Stock Plan (11)
10.11#	Form of Stock Option Agreement under 2014 Stock Plan (12)
10.12#	Stock Option Agreement between Sara Creek Gold Corp. and Smed Capital Corp., dated July 17, 2014
10.13	Secured Subordinated Note Due July 31, 2014, issued by TEG Oil & Gas USA, Inc. in favor of Tapia Holdings, LLC dated June 2, 2014 (13)
10.14	Amended and Restated Security Agreement, by and among Tapia Holdings, LLC and TEG Oil & Gas USA, Inc. dated June 2, 2014 (14)
10.15	Subordination and Intercreditor Agreement by and among Tapia Holdings, LLC, TEG Oil & Gas USA, Inc., Sefton Resources, Inc., TEG MidContinent, Inc., and Bank of the West dated June 2, 2014 (15)
10.16	Secured Subordinated Note Due December 29, 2014, issued by TEG Oil & Gas USA, Inc. in favor of Tapia Holdings, LLC dated June 27, 2014(16)
10.17	Second Amended and Restated Security Agreement, by and among Tapia Holdings, LLC and TEG Oil & Gas USA, Inc. dated June 27, 2014(17)
10.18	Convertible Promissory Note, dated July 17, 2014, issued to Robert Katic (18)
10.19	Convertible Promissory Note, dated July 17, 2014, issued to Zev Capital (19)
10.20	Third Amended and Restated Security Agreement, by and among Tapia Holdings, LLC and TEG Oil & Gas, USA, Inc. dated August 29, 2014.
10.21	Option Agreement regarding Hawker Energy (Rincon), LLC (formerly known as Hawker Energy, LLC), dated October 15, 2013 (20)
10.22
Amended and Restated Option Agreement regarding Hawker Energy (Rincon), LLC (formerly known as Hawker Energy, LLC), dated November 20, 2013, among Darren Katic, Charles Moore and Sara Creek Gold Corp. (21)

21	Subsidiaries
23.1	Consent of Chapman Petroleum Engineering Ltd.
23.2	Consent of Independent Registered Public Accounting Firm
31	Rule 13a-14(a) Certification of Chief Executive and Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive and Chief Financial Officer
99.1	Reserve Report of Chapman Petroleum Engineering Ltd.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed on October 22, 2007
(2)	Incorporated by reference to Appendix A of the Company’s Definitive Information Statement on Schedule 14C filed on August 20, 2014.
(3)	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed on October 22, 2007
(4)	Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated September 23, 2013.
(5)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 16, 2014.
(6)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 16, 2014.
(7)	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 5, 2014.
(8)	Reserved
(9)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 8, 2014.
(10)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 8, 2014.
(11)	Incorporated by reference to Appendix B of the Company’s Definitive Information Statement on Schedule 14C filed on August 20, 2014.
(12)	Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q for the quarterly period ended May 31, 2014, filed July 15, 2014
(13)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 5, 2014.
(14)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 5, 2014.
(15)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 5, 2014.
(16)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 1, 2014.
(17)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 1, 2014.
(18)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 21, 2014.
(19)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 21, 2014.
(20)	Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed on October 21, 2013.
(21)	Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed on November 29, 2013.

#	Indicates a management contract or compensatory plan.

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

Hawker Energy, Inc.

Date: November 21, 2014	/s/ Darren Katic
Darren Katic Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Darren Katic
Darren Katic
Director, Chief Executive Officer, President, Secretary and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)
November 21, 2014

/s/ Kristian Andresen
Kristian Andresen
Director
November 21, 2014