Form 10-Q
period 2014-11-30
HAWKER ENERGY, INC.
filed 2015-01-20
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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
75,980,403 shares of common stock as of January 6, 2014.

HAWKER ENERGY, INC.
FOR THE FISCAL QUARTER ENDED
NOVEMBER 30, 2014

PART I

Item 1	Financial Statements

HAWKER ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2014	August 31, 2014
ASSETS

Current assets:
Cash	$6,604	$13,207
Accounts receivable	40,672	42,815
Inventory	6,452	6,092
Prepaid expenses	3,763	22,389
Secured subordinated loan receivable, short term	1,505,451	1,298,322
Total current assets	1,562,942	1,382,825

Fixed assets:
Fixed assets, net of accumulated
depreciation of $20,815 and $19,605, respectively	22,311	14,269

Other assets:
Capitalized oil and gas properties, net of accumulated
depletion of $93,176 and $86,193, respectively	723,063	730,046

Deposits	5,000	5,000

Total assets	$2,313,316	$2,132,140

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,272,854	$813,438
Accrued bonuses	480,000	480,000
Net profits interest payable, current portion	20,570	20,065
Loans payable to related parties, short term	332,182	226,876
Convertible notes payable, short term	1,030,178	951,599
Total current liabilities	3,135,784	2,491,978

Long term liabilities:
Asset retirement obligations	171,682	168,110
Net profits interest payable, long term portion	143,704	149,039
Total long term liabilities	315,386	317,149

Total liabilities	3,451,170	2,809,127

Stockholders' equity (deficit):
Common stock; $0.001 par value; 750,000,000
shares authorized, 74,674,703 and 41,174,703
shares issued and outstanding, respectively	74,675	41,175
Common stock payable	-	50,000
Additional paid in capital	2,328,899	1,224,300
Accumulated deficit	(3,676,897)	(2,047,462)
Total stockholders' equity (deficit)	(1,273,323)	(731,987)
Non-controlling interest	135,469	55,000
Total equity (deficit)	(1,137,854)	(676,987)

Total liabilities and equity (deficit)	$2,313,316	$2,132,140

The accompanying unaudited notes are an integral part of these financial statements.

HAWKER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	November 30, 2014	November 30, 2013

Revenue:
Oil revenues	$10,294	$25,764

Expenses:
Direct operating costs	15,996	12,972
Depletion, depreciation and amortization	11,036	8,110
Professional fees	430,563	71,071
General and administrative expenses	74,527	6,231
Equity compensation expense	1,088,179	-
Total expenses	1,620,301	98,384

Net operating (loss)	(1,610,007)	(72,620)

Other (income) expense:
Interest (income)	(10,504)	-
Interest expense	39,463	3,413
Total other expense	28,959	3,413

Loss before income taxes	(1,638,966)	(76,033)
Provision for income taxes	-	-

Net loss	(1,638,966)	(76,033)
Net loss attributable to non-controlling interest	9,531	-
Net loss attributable to the Company	$(1,629,435)	$(76,033)

Net loss per common share - basic and diluted	$(0.03)	$-

Weighted average common shares outstanding -
basic and diluted	60,064,813	17,654,293

The accompanying unaudited notes are an integral part of these financial statements.

HAWKER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	November 30, 2014	November 30, 2013

Cash flows from operating activities:
Net loss before loss attributable to
non-controlling interest	$(1,638,966)	$(76,033)
Depletion, depreciation and amortization	7,464	5,915
Accretion of asset retirement obligation	3,572	2,195
Accretion of net profits interest liability	4,104	3,041
Equity compensation expense	1,088,179	-
Other	13,000	-
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Accounts receivable	2,143	(1,493)
Inventory	369	3,427
Prepaid expenses	5,626	2,295
Accounts payable and accrued expenses	487,717	71,101
Net cash (used in) provided by operating activities	(26,792)	10,448

Cash flows from investing activities:
Cash acquired in Hawker acquisition	-	6,004
Purchase of fixed assets	(9,252)	-
Secured subordinated loan receivable	(196,625)	-
Net cash (used in) provided by investing activities	(205,877)	6,004

Cash flows from financing activities:
Loans from related parties, short term	105,000	-
Repayment of loans from related parties, short term	(10,000)	-
Payments on net profits interest agreement	(8,934)	(5,957)
Proceeds from convertible notes	50,000	-
Proceeds from sale of non-controlling interest	90,000	-
Net cash provided by (used in) financing activities	226,066	(5,957)

Net change in cash	(6,603)	10,495

Cash, beginning	13,207	8,298

Cash, end	$6,604	$18,793

Supplemental disclosure of cash flow information:
Interest paid	$4,104	$3,041

The accompanying unaudited notes are an integral part of these financial statements.

HAWKER ENERGY, INC. CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

								Total
	Common Stock		Common Stock Payable		Additional	Accumulated	Non-Controlling	Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Interest	(Deficit)

Balance, August 31, 2013	-	$-	-	$-	$350,000	$(351,226)	$-	$(1,226)
Recapitalization on completion of acquisition of SCNRG	25,961,983	25,962	2,000,000	2,000	(26,336)	-	-	1,626
Issued to acquire Hawker Energy (Rincon), LLC	3,000,000	3,000	-	-	(138,199)	-	-	(135,199)
Issuance of common stock payable	2,000,000	2,000	(2,000,000)	(2,000)	-	-	-	-
Net proceeds from unit offering	10,212,720	10,213	-	-	970,075	-	-	980,288
Proceeds received for common stock payable	-	-	500,000	50,000	-	-	-	50,000
Stock option compensation	-	-	-	-	68,760	-	-	68,760
Sale of non-controlling interest	-	-	-	-	-	-	55,000	55,000
Net loss attributable to the Company	-	-	-	-	-	(1,696,236)	-	(1,696,236)
Balance, August 31, 2014	41,174,703	41,175	500,000	50,000	1,224,300	(2,047,462)	55,000	(676,987)
Proceeds received for common stock payable	500,000	500	(500,000)	(50,000)	49,420	-	-	(80)
Equity compensation pursuant to HERLLC Option
Agreement	33,000,000	33,000	-	-	997,500	-	-	1,030,500
Stock option compensation	-	-	-	-	57,679	-	-	57,679
Sale of non-controlling interest	-	-	-	-	-	-	90,000	90,000
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(9,531)	(9,531)
Net loss attributable to the Company	-	-	-	-	-	(1,629,435)	-	(1,629,435)
Balance, November 30, 2014	74,674,703	$74,675	-	$-	$2,328,899	$(3,676,897)	$135,469	$(1,137,854)

The accompanying unaudited notes are an integral part of these financial statements.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2014, which contains the audited financial statements and notes thereto for Hawker.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three months ended November 30, 2014, are not necessarily indicative of results for the full fiscal year.

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

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED

Use Of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates included in the financial statements are: (1) depreciation and depletion; (2) accrued assets and liabilities; (3) asset retirement obligations; and (4) net profits interest payable.  Recorded amounts are based on estimates of oil reserves, retirement costs and dates.  By their nature, these estimates including the estimates of future prices and costs, and the related future cash flows are subject to measurement uncertainty, and the impact in the consolidated financial statements of future periods could be material.  Although management believes these estimates are reasonable, changes in facts and circumstances or discovery of new information may result in revised estimates.  Actual results could differ from those estimates.

Changes In Accounting Policies

The Company has not had any changes in accounting policies during the three months ended November 30, 2014.

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

3.           GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2014, the Company had total current assets of $1,562,942 but a working capital deficit in the amount of $1,572,842. The Company incurred a net loss of $1,629,435 for the three months ended November 30, 2014 and an accumulated net loss of $3,676,897 since inception.  The Company has earned insufficient revenues since inception and its cash resources are insufficient to meet its planned business objectives.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED

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

Management’s plan in this regard is to complete the acquisition of TEG Oil & Gas U.S.A., Inc. (see Note 7), the further development of which is dependent on financing, and to raise capital through a combination of equity and debt financing sufficient to finance continuing operations for the next twelve months.  However, there can be no assurance that the Company will be successful in completing such financing.

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

5.           ACQUISITION OF HAWKER ENERGY (RINCON), LLC

On January 1, 2014, we exercised our option to acquire all of the membership interests in Hawker Energy (Rincon), LLC (“HERLLC”) from Darren Katic (who was also a seller in our transaction with SCNRG) and Charles Moore (collectively the “HERLLC Sellers”), pursuant to an Amended and Restated Option Agreement (“Option Agreement”) dated November 20, 2013.  We issued 3,000,000 shares of our common stock to the HERLLC Sellers as consideration for the acquisition and, as described below, were required to issue up to an additional 33,000,000 shares of our common stock to the HERLLC Sellers upon us or HERLLC consummating certain follow-on transactions described below (“Potential Follow-On Transactions”).  In addition, we assumed $135,199 in net liabilities of HERLLC.  The terms for the issuance of additional shares were revised on October 10, 2014 as described below.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED

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

PRC 145.1 is subject to 24.5% in overriding royalties, primarily to the State of California. A single active well on PRC 145.1 produced an average of 11 barrels of oil per day (gross production before royalties) for the nine months September 30, 2014. This lease has ten other non-active wells, one or more of which may be recompleted or re-drilled.  Although initial technical work has been done on PRC 145.1 to develop a preliminary understanding of the resource and opportunity, no reserve reports done to SEC standards have been completed to date.

All rights claimed by HERLLC to PRC 145.1 are being challenged in court by the lease’s operator of record -- Case No. 56-2013-00440672-CU-BC-VTA pending in Ventura County Superior Court.  HERLLC is currently not receiving any net proceeds from production on this lease pending resolution of this matter in our favor.

After we exercised our option to acquire HERLLC on January 1, 2014, the Option Agreement provided that the HERLLC Sellers were entitled to additional shares of our common stock upon the consummation of Potential Follow-On Transactions as follows:

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

The Potential Follow-On Transactions described above were dependent on a number of variables that were not within our control and, as a result, none of the transactions were deemed by us to be reasonably possible as of January 1, 2014 (the date of our acquisition of HERLLC).  Each of the Potential Follow-On Transactions described above, if consummated, would constitute a transaction separate and independent from our acquisition of HERLLC pursuant to the option.  Any shares of our common stock that may be issued upon the consummation of any of the Potential Follow-On Transactions (or pursuant to the terms of the October 10, 2014, amendment described below) will constitute expensed costs incurred concurrently with consummation of the applicable follow-on transaction (as opposed to incremental consideration for our acquisition of HERLLC).

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED

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

On October 10, 2014, Hawker authorized an amendment (the “Amendment”) to the Option Agreement.  Under the original terms of the Option Agreement, Messrs. Katic and Moore were entitled to, in the aggregate, up to 33,000,000 additional shares of our common stock upon the consummation of certain Potential Follow-on Transactions. The Amendment waived all of the follow-on transaction requirements and authorized the immediate issuance to Messrs. Katic and Moore of the full 33,000,000 shares (16,500,000 each). Of those shares, we hold 19,000,000 shares in escrow, to be released as follows: (i) 10,000,000 shares upon completion of the acquisition of the assets of TEG Oil & Gas, Inc. (located in the Tapia Field, Los Angeles County, California), and (ii) 9,000,000 shares upon completion, on or before December 31, 2017, of any one of the transactions evaluated by HERLLC, our wholly-owned subsidiary, prior to its reorganization with Hawker, including a transaction resulting in Hawker ownership of oil and gas lease interests in any one of the following unique oil fields:

(a)	Cat Canyon (leases Tognazzini, Wickenden, Los Alamos, GWP, and those immediately adjacent to, in each case, in Santa Barbara County);

(b)	Santa Maria (T 11N, R 36W extending southeast through T9N R33W in Santa Barbara County);

(c)	Casmalia (leases Tompkins, Peshine, and those immediately adjacent to, in each case, in Santa Barbara County);

(d)	North Lost Hills (Sections 12 & 13, T25S, R19E, and Sections 7 & 18, T25S, R 20E, totaling 1,500 acres in Kern County CA);

(e)	Maricopa (McFarland and Jameson leases totaling 40 acres in Kern County);

(f)	Pine Meadows (Section 1 Township 31 South Range 22E in Kern County); or

(g)	Torrance (Joughin and South Torrance Units totaling 900 acres in Los Angeles County).

Waiver of the Potential Follow-On Transaction requirements and the immediate issuance of the remaining shares is meant to simplify our common shareholding structure and share count and to assist in our capital raising efforts.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED

With respect to 14,000,000 shares of our common stock that were issued as a result of the Amendment, an equity compensation expense of $1,011,500 recorded based on the fair value of the shares at the date of issuance.  With respect to the 19,000,000 shares of our common stock that are in escrow, an equity compensation expense of $19,000 was recorded based on the par value of the shares at the date of issuance.  Total expense was $1,030,500, which was recorded in the three months ended November 30, 2014.  As and when subsequently released from escrow, a further expense will be recorded based on the fair value of the 19,000,000 shares (less amounts previously expensed based on par value) concurrently with consummation of the applicable follow-on transaction.  All of these amounts are not considered for accounting purposes to be incremental consideration for our acquisition of HERLLC.

Pursuant to a separate agreement dated November 13, 2014, between Messrs. Katic, Moore and Tywoniuk, Mr. Tywoniuk (a significant shareholder of Hawker) holds warrants to acquire 9.7222% of any shares of Hawker acquired by Messrs. Katic and Moore pursuant to the Amendment above.  This agreement amended a December 27, 2013, agreement entitling Mr. Tywoniuk to acquire 5% of any shares of Hawker acquired by Messrs. Katic and Moore pursuant to the Option Agreement.

6.           ACQUISITION OF AN ADDITIONAL 33.33% WORKING INTEREST IN DEEP LEASE

As a result of two transactions (described below) through our wholly-owned subsidiary SCNRG, we acquired the remaining 33.33% working interest in the DEEP Lease in the year ended August 31, 2014.

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

7.           SECURED SUBORDINATED LOAN RECEIVABLE, SHORT TERM

Between April 18, 2014 and January 15, 2015, we and our wholly-owned subsidiary, Tapia Holdings, LLC (“Tapia Holdings”), made a number of advances to TEG Oil & Gas U.S.A., Inc. (“TEG”), pursuant to several secured subordinated notes and related security agreements, all as amended and restated into a Secured Subordinated Note dated January 12, 2015 (the “Note”), and a Fourth Amended and Restated Security Agreement dated January 12, 2015 (the “Security Agreement”), each executed by TEG, and a Limited Recourse Guarantee (“Guarantee”) and a Pledge Agreement (“Pledge Agreement”), each executed by Sefton Resources, Inc. (“Sefton”) (collectively, the “Loan Receivable Agreements”). The Loan Receivable Agreements and an Intercreditor Agreement (defined below) were entered into in connection with what ultimately became an executed Share Purchase Agreement to acquire TEG.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED

Share Purchase Agreement To Purchase All Of The Outstanding Shares Of Capital Stock Of TEG

On January 12, 2015, we entered into a Share Purchase Agreement (“Share Purchase Agreement”) with Sefton pursuant to which we agreed to purchase, and Sefton agreed to sell, 100% of the issued and outstanding shares of capital stock of Sefton’s wholly-owned subsidiary, TEG.  The principal terms of the Share Purchase Agreement are as follows: we will purchase all of the shares of TEG for $1.00 in cash plus the issuance of 3,000,000 shares of our common stock and a five-year warrant to purchase up to an additional 5,000,000 shares of our common stock for $0.25 per share.

Between April 18, 2014 and January 15, 2015, we and our wholly-owned subsidiary, Tapia Holdings, made a number of advances to TEG, pursuant to the Loan Receivable Agreements. These advances totaled approximately $1,637,352 as of January 15, 2015 (described further under “Secured Subordinated Loan Receivable, Short Term” below), plus accrued interest.  This amount constitutes additional consideration for the acquisition, as this loan receivable will not be settled prior to the closing of our acquisition of TEG.

The transactions contemplated by the Share Purchase Agreement are subject to several customary conditions, most notably that the purchase and sale must be approved by Sefton’s shareholders.

Bank of the West (“BOTW”), Sefton’s senior lender, has consented to our acquisition of TEG and has agreed to forbear taking enforcement action against TEG on the senior loan provided that (i) Hawker lend TEG not less than $350,000 within 90 days, (ii) interest on TEG's obligations to BOTW be increased to 9%, with a monthly pay rate of 5% and the remaining deferred 4% of unpaid interest compounded monthly, (iii) the proceeds of any sale, assignment, licensing or other transfer of any real or personal property rights which serve as collateral for TEG's obligations to BOTW be remitted directly to BOTW, and (iv) commencing no later than the first month after which the California Midway-Sunset First Purchase Price as published by the U.S. Energy Information Administration exceeds $60 per barrel, TEG will begin making outstanding property tax payments to the County of Los Angeles of at least $15,000 per month.

As a result of a significant decline in oil prices and other factors, the transaction described above amends and replaces the transaction described in our Annual Report on Form 10-K filed November 24, 2014 to acquire 80% interest in the assets of TEG pursuant to a non-binding letter of intent dated June 18, 2014.

TEG’s assets comprise four oil and gas leases encompassing the Tapia Canyon field (the “Tapia Assets”) and one lease west of the Tapia Canyon field (the “Eureka Assets”), and the accompanying production equipment.

Secured Subordinated Loan Receivable, Short Term

Under the terms of the Loan Receivable Agreements, TEG agreed to pay us the principal sum of $2,100,000, or such lesser amount as may be outstanding from time to time, with interest on the unpaid principal amount at the rate of 3.0% per annum.  We advanced $196,625 to TEG during the three months ended November 30, 2014, for a total at November 30, 2014, of $1,487,352, and an additional $150,000 subsequent to November 30, 2014, for a total at January 15, 2015 of $1,637,352, not including accrued interest.  Further advances are subject to our sole and absolute discretion. The loan receivable matures on December 31, 2015, at which time all outstanding principal and accrued interest is due and payable in full.  The assets of TEG secure the Note, which is also guaranteed on a limited recourse basis by Sefton. Sefton’s Guarantee is secured by a pledge of all of the outstanding shares of TEG.  TEG’s assets are located in the Tapia and Eureka Fields, Los Angeles and Ventura Counties, California. The Note and our security interest in the assets of TEG are subordinate to senior indebtedness of TEG, pursuant to an Amended and Restated Subordination and Intercreditor Agreement (“Intercreditor Agreement”) dated January 1, 2015, as amended, by and among Tapia Holdings, Hawker, TEG, Sefton, TEG’s affiliate TEG MidContinent, Inc., BOTW, and us.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED

The Security Agreement and the Pledge Agreement also provide that it is a default under those agreements if the transactions contemplated by the Share Purchase Agreement are not consummated by January 31, 2015 (including if Sefton’s shareholders have not approved the transactions by that date). TEG further agreed to cease and terminate any solicitation or encouragement of a third party acquisition proposal; provided, that, if TEG receives an unsolicited, bona fide acquisition proposal that is found to be superior to the terms of the Share Purchase Agreement, to the extent we decline to renegotiate the Share Purchase Agreement terms or to otherwise match the terms of the third party acquisition proposal, TEG may pursue such third party acquisition proposal. The Security Agreement, Pledge Agreement and Guarantee also contain other representations, warranties and covenants of both parties that are customary for agreements of these types.

The period end balance of the secured subordinated note receivable is comprised of the following:

	November 30, 2014	August 31, 2014
Principal	$1,487,352	$1,290,727
Accrued interest	18,099	7,595
Total	$1,505,451	$1,298,322

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED

8.           FIXED ASSETS; CAPITALIZED OIL AND GAS PROPERTIES

The asset categories of fixed assets and capitalized oil and gas properties at November 30, 2014 and August 31, 2014 were as follows:

	November 30, 2014
	Cost	Accumulated Depletion, Depreciation and Amortization	Net Book Value
Machinery and equipment	$33,874	$20,815	$13,059
Other fixed assets	9,252	-	9,252
Total fixed assets	43,126	20,815	22,311
Capitalized oil and gas properties	816,239	93,176	723,063
Total	$859,365	$113,991	$745,374

	August 31, 2014
	Cost	Accumulated Depletion, Depreciation and Amortization	Net Book Value
Fixed assets: machinery and equipment	$33,874	$19,605	$14,269
Capitalized oil and gas properties	816,239	86,193	730,046
Total	$850,113	$105,798	$744,315

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED

9.           LOANS PAYABLE TO RELATED PARTIES, SHORT TERM

Loans payable to related parties, short term, consist of the following at November 30, 2014, and August 31, 2014:

	November 30,	August 31,
	2014	2014
Darren Katic	$151,000	$161,000
Manhattan Holdings, LLC	90,000	60,000
Gerald Tywoniuk	60,000	-
Kristian Andresen	18,525	-
Total short-term loans	319,525	221,000
Accrued interest payable	12,657	5,876
Loans payable to related parties, short term	$332,182	$226,876

Loans payable to related parties are unsecured and bear interest at 10% per annum.  Mr. Katic’s loan is due on demand.  Of the Manhattan Holdings, LLC loan balance, $60,000 was originally due on October 31, 2014, but the maturity date on that portion was extended to January 31, 2015, in combination with an additional $30,000 loan.  Other loans are due January 31, 2015.  Accordingly, all loans from related parties above have been treated as short-term loans.  Mr. Katic is an officer, director and significant shareholder.  Manhattan Holdings, LLC and Gerald Tywoniuk are significant shareholders.  Kristian Andresen is a director and significant shareholder.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED

10.           CONVERTIBLE NOTES PAYABLE, SHORT TERM

Between May 13, 2014, and November 30, 2014, we issued a number of convertible notes payable (“CNP”).   All were issued in amounts equal to the cash we received, and bear simple interest on the unpaid principal balance at 12% per annum, which is payable on maturity.

Convertible notes payable, short term, consist of the following at November 30, 2014, and August 31, 2014; conversion features, security provisions and warrants to acquire common stock of Hawker are also set forth below:

	Issue Date	Maturity Date	November 30, 2014	August 31, 2014

CNP 1 (1) (2) (3)	June 25, 2014	November 30, 2014	$350,000	$350,000
CNP 2 (1) (2) (3)	May 30, 2014	November 30, 2014	250,000	250,000
CNP 3 (1) (3) (4)	July 17, 2014	June 30, 2015	100,000	100,000
CNP 4 (1) (2) (3) (4) (5)	July 17, 2014	July 10, 2015	100,000	100,000
CNP 5 (6)	May 13, 2014	May 13, 2016	50,000	50,000
CNP 6 (1) (2) (3) (4)	July 25, 2014	July 25, 2015	50,000	50,000
CNP 7 (1) (2) (3) (4)	August 28, 2014	July 25, 2015	30,000	30,000
CNP 8 (1)(3)(4)	September 26, 2014	September 26, 2015	25,000	-
CNP 9 (1)(2)(3)	November 3, 2014	May 3, 2015	25,000	-
			980,000	930,000
Accrued interest payable			50,178	21,599

Convertible notes payable, short term			$1,030,178	$951,599

(1) Convertible at any time at the option of the investor into “Conversion Units.” Each Conversion Unit consists of one share of common stock of Hawker and one warrant to purchase one-half share of common stock of Sara Creek at an exercise price of $0.25 per share. The number of Conversion Units into which the note is convertible is computed by dividing all of the then outstanding principal and accrued interest under the note by $0.10 (as appropriately adjusted for any stock splits, stock combinations or similar events).  Each warrant has a five-year life from the date the convertible note payable was issued.  In the event Hawker sells common stock for less than $0.10 per share, the conversion rate for CNP 1 and 9 shall be adjusted to that price.  In the case of CNP 1 and 2, the notes were amended September 18, 2014, to limit the conversion of a part or the entire convertible note payable at any one time to a maximum beneficial ownership in Hawker of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion.  CNP 9 is similarly limited.

(2) Hawker granted a security interest to the investor in all of its assets.

(3) The proceeds were required to be used solely for the purpose of allowing Tapia Holdings to make advances to TEG under the terms of the secured subordinated loan receivable described in Note 7.  Any repayment of such advances by TEG to Tapia Holdings must be used by us to immediately first repay convertible notes payable to the holder of CNP 1, 2 and 3, and second to repay other convertible notes payable pro rata.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED

(4) Conversion of unpaid principal into Conversions Units pursuant to the terms in (1) above is mandatory in the event Hawker closes the Proposed TEG Acquisition described in Note 7.  Conversion of unpaid interest into Conversion Units is at the election of Hawker.

(5) The holder is related to Darren Katic, who is an officer, director and significant shareholder.

(6) Unpaid principal and accrued interest is convertible at any time at the option of the holder into Conversion Units in an amount computed by dividing the amount converted by $0.10 (as appropriately adjusted for any stock splits, stock combinations or similar events).  Repayment of the convertible note payable is required on collection of the secured subordinated loan receivable described in Note 7 if earlier than the maturity date above.  As Hawker expects to receive repayment on the secured subordinated loan receivable or close on the TEG acquisition within one year, this convertible note payable has been classified as a short term liability.

See Note 19 for subsequent events concerning convertible notes payable.

11.           ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations relate to the abandonment of oil wells and related surface facilities. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates.

The following shows the changes in asset retirement obligations for the three months ended November 30, 2014 and the year ended August 31, 2014:

	Three Months Ended November 30, 2014	Year Ended August 31, 2014
Asset retirement obligations, beginning	$168,110	$103,299
Liabilities acquired during the period	-	53,963
Liabilities settled during the period	-	-
Current period accretion	3,572	10,848
Asset retirement obligations, ending	$171,682	$168,110

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

Until February 1, 2014, SCNRG’s working interest in the DEEP property was 66.67%, and the NPI agreement called for a minimum monthly payment of $1,985 (SCNRG’s 66.67% share).  Beginning February 1, 2014, SCNRG’s working interest in the DEEP Lease increased to 87.18%, and its share of the minimum monthly payment became $2,596. Beginning May 15, 2014, SCNRG’s working interest in the DEEP Lease increased to 100.0%, and its share of the minimum monthly payment became $2,978.  Payments are required until SCNRG and other working interest owners have made NPI payments in aggregate between $347,000 and $357,410 on or before December 31, 2022 (the actual maximum amount within this range is dependent on when SCNRG and other working interest owners satisfy their aggregate NPI payment obligations).  As of November 30, 2014, SCNRG and other working interest owners have made NPI payments totaling $134,135.  SCNRG has paid its 66.67% working interest share of this amount through February 1, 2014, its subsequent 87.18% share through May 15, 2014, and its subsequent 100.0% share through November 30, 2014.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED

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

Changes in SCNRG’s share of the NPI liability are as follows for the three months ended November 30, 2014 and the year ended August 31, 2014:

	Three Months Ended November 30, 2014	Year Ended August 31, 2014

NPI liability, beginning of period	$169,104	$124,597
Liabilities assumed in connection with acquisition of additional DEEP Lease working interests	-	58,847
Current period accretion	4,104	14,104
Payments made	(8,934)	(28,444)
NPI liability, end of period	164,274	169,104
Less: current portion	20,570	20,065
NPI liability, long-term portion	$143,704	$149,039

13.           INCOME TAXES

There was no current or deferred income tax expense (benefit) for the three months ended November 30, 2014 and 2013.  A valuation allowance has been established against net operating losses where it is more likely than not that such losses will expire before they are utilized.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

▪
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe accounts receivable, accounts payable and accrued expenses and accrued bonuses approximate fair value at November 30, 2014 and August 31, 2014.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED

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

	Fair Value Measurement
	Level 1	Level 2	Level 3
November 30, 2014
Assets:
Secured subordinate loan receivable	$-	$-	$1,505,451
Capitalized oil and gas properties, net	-	-	723.063
Liabilities:
Loans payable to related parties, short term	-	-	(332,182)
Convertible notes payable, short term	-	-	(1,030,178)
Net profit interest liability	-	-	(164,274)
Asset retirement obligation	-	-	(171,682)

Total	$-	$-	$530,198

	Fair Value Measurement
	Level 1	Level 2	Level 3
August 31, 2014
Assets:
Secured subordinate loan receivable	$-	$-	$1,298,322
Capitalized oil and gas properties, net	-	-	730,046
Liabilities:
Loans payable to related parties, short term	-	-	(226,876)
Convertible notes payable, short term	-	-	(951,599)
Net profit interest liability	-	-	(169,104)
Asset retirement obligation	-	-	(168,110)

Total	$-	$-	$512,679

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED

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

Contingencies

We are subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the owners for the cost of pollution cleanup resulting from operations and subject the owners to liability for pollution damages. In some instances, the operator may be directed to suspend or cease operations in the affected area.  As of November 30, 2014, and August 31, 2014, we have no reserve for environmental remediation and are not aware of any environmental claims.

16.           EQUITY

Common Stock

During the three months ended November 30, 2014, we issued an aggregate of 500,000 Units to three investors in consideration of an aggregate of $50,000 in cash received prior to August 31, 2014, and shown as common stock payable as of that date.  No commissions were paid or payable.  Other transaction costs were $80.  The price of each Unit was $0.10. Each Unit was comprised of one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock on payment of $0.20 per share. The warrants expire five years from the closing date.

Related party transactions are set forth in Note 17.  See also subsequent events in Note 19.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED

Shares Of Common Stock Potentially Issuable Pursuant To Warrants, Convertible Notes Payable And Options

Pursuant to warrants issued in our private placements of securities from January 10, 2014 through November 30, 2014, described above, up to 5,356,360 shares of our common stock would be issuable upon payment to us of $0.20 per share.  The warrants expire five years from the date of each private placement.

Up to 15,186,156 shares of common stock could be issued pursuant to the convertible notes payable described in Note 10, as follows:
•
Up to 9,800,000 shares of common stock would be issuable if investors elect or are required to convert all of the $980,000 aggregate principal amount on or prior to maturity, with the number of shares issuable on conversion computed at a rate of $0.10 per share.

•
Up to an additional 4,650,000 shares of common stock would be issuable pursuant to warrants created if investors elect or are required to convert certain convertible note payables prior to or on maturity (which notes payable are included in the preceding paragraph) and pay us $0.25 per share on exercise.

•
An additional amount of up to approximately 501,784 shares of common stock would be issuable determined based on the amount of any accrued interest payable as of November 30, 2014, if investors elect or are required to convert their notes payable into common stock, based on a conversion rate of $0.10 per share.  Conversion of accrued interest into common stock would create warrants to acquire up to a further 234,372 shares at an exercise price of $0.25 per share.

On May 14, 2014, 5,950,000 common stock options were issued to our officers and other key consultants.
•
Each option has a life of 10 years and a strike price of $0.10 per share.  One million stock options vested on December 15, 2014, with the balance of 4,950,000 stock options vesting one-third on each of May 13, 2015, 2016 and 2017.  There are no other options outstanding.

•
These options were granted pursuant to the 2014 Stock Plan approved by written consent of a majority of our stockholders on March 18, 2014, which authorized 15% of our outstanding shares of common stock to be available for grant in the form of options or stock purchase rights.  At November 30, 2014, 15% of our outstanding common stock is 11,201,205 shares, of which we have granted 5,950,000 stock options as stated above.

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

•
Equity compensation expense relating to stock options was $57,679 for the three months ended November 30, 2014.  There was no equity compensation expense for the three months ended November 30, 2013.  The total compensation cost relating to unvested stock option grants not yet recognized at November 30, 2014, was $284,000, and the weighted average period over which this cost is expected to be recognized, as of November 30, 2014, is approximately 2.4 years.

Non-Controlling Interest

We report non-controlling interest in Tapia Holdings in these unaudited interim financial statements pursuant to paragraph ASC No. 810-10-65-1.  The non-controlling interest of $135,469 reported on the balance sheet as of November 30, 2014, represents the non-controlling interest holders' proportionate share of the equity of the Tapia Holdings.  Of this amount, $145,000 represents capital contributions received, which has been reduced by $9,531 for the non-controlling interest share of losses for the three months ended November 30, 2014.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED

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

•	Manhattan Holdings, LLC (“Manhattan”) was a member of SCNRG, which Hawker acquired on October 25, 2013, at which point Manhattan became a significant shareholder of Hawker.
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

The HERLLC option was originally entered into with Hawker on October 15, 2013 and amended on November 20, 2013 to (a) extend the term of the option, (b) revise the option consideration payable upon consummation of certain transactions described in the Agreement and (c) provide for additional option consideration in the event of the consummation of certain transactions not previously contemplated by the parties.  On October 10, 2014, the Board of Hawker waived all of the follow-on transaction requirements and authorized the immediate issuance to Messrs. Katic and Moore of 33,000,000 shares (16,500,000 each). Of those shares, we hold 19,000,000 shares in escrow, to be released in accordance with the provisions described in Note 5, Acquisition of Hawker Energy (Rincon), LLC.

Loan Payable To Related Parties, Short Term

The components of $332,182 of loans payable to related parties, short term, are disclosed in Note 9.  Interest expense on such loans was $6,781 and $0 for the three months ended November 30, 2014 and 2013 respectively.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED

Loans Payable To Related Parties, Long Term

SCNRG received various loans from its former members from its inception totaling $89,833 as of August 31, 2013: Mr. Katic ($38,500), Manhattan ($38,500) and Mr. Tywoniuk ($12,833).  Each loan was originally unsecured, non-interest bearing and due on demand. On September 18, 2013, each loan was formalized through the issuance of an amended and restated promissory note to each former member. The amended and restated promissory notes were unsecured, bore interest at a rate of 1.66% per annum and matured no later than September 18, 2018. The unpaid principal and interest were payable upon the earlier of their maturity or upon the issuance of new debt or equity securities in a transaction or series of transactions resulting in aggregate gross proceeds to Hawker of a minimum of $5 million.  Hawker assumed these loans payable upon its acquisition of SCNRG on October 25, 2013.  On April 9, 2014, the related parties agreed to convert the short- and long-term loans payable to related parties into common stock and warrants on the same terms as the unit offering described in Note 16.

Interest expense on such loans was $0 and $372 for the three months ended November 30, 2014 and 2013 respectively.

Convertible Notes Payable

As of November 30, 2014, pursuant to a convertible note payable, we owed a relative of Mr. Darren Katic, $100,000 plus accrued interest of $4,701, all as described in Note 10.

Interest expense on this convertible note payable was $2,992 for the three months ended November 30, 2014.

Unit Issuances

As part of the common stock payable amounts outstanding on August 31, 2014 as described in Note 16, $20,000 was received from each of Messrs. Katic and Tywoniuk, for which 200,000 Units were issued to each during the three months ended November 30, 2014.  The price of each Unit was $0.10. Each Unit was comprised of one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock on payment of $0.20 per share. The warrants expire five years from the closing date.

Other

A portion of the non-controlling interest in Tapia Holdings is held by Mr. Moore, being $45,000 out of the $145,000 of capital received.  See Note 16.

On behalf of a company controlled by Mr. Katic, the Company has been paying rent to a third party for its office space, beginning January 1, 2014.  No formal assumption agreement has been completed to assign the leases with the landlord from Mr. Katic’s company to Hawker.  Mr. Katic provided a personal guarantee to the landlord.  For the three months ended November 30, 2014, these payments totaled $9,617.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED

18.           PRO FORMA FINANCIAL INFORMATION

The following table presents unaudited pro forma consolidated information, adjusted for the reverse acquisition of Hawker (Note 4) and the acquisition of an additional 33.33% interest in DEEP Lease (Note 6), as if the acquisitions had occurred on September 1, 2013:

Three Months Ended November 30, 2013
Revenue	$40,178
Net loss attributable to the Company	$(89,670)
Loss per share	$-

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

19.           SUBSEQUENT EVENTS

Share Purchase Agreement To Purchase All Of The Outstanding Shares Of Capital Stock Of TEG, And Secured Subordinated Loan Receivable, Short Term

On January 12, 2015, we entered into a Share Purchase Agreement with Sefton pursuant to which we agreed to purchase, and Sefton agreed to sell, 100% of the issued and outstanding shares of capital stock of Sefton’s wholly-owned subsidiary, TEG.  The principal terms of the Share Purchase Agreement are as follows: we will purchase all of the shares of TEG for $1.00 in cash plus the issuance of 3,000,000 shares of our common stock and a five-year Warrant to purchase up to an additional 5,000,000 shares of our common stock for $0.25 per share.

Between April 18, 2014 and January 15, 2015, we and our wholly-owned subsidiary, Tapia Holdings, made a number of advances to TEG, pursuant to the Loan Receivable Agreements. These advances totaled approximately $1,637,352, not including accrued interest, as of January 15, 2015, including $150,000 advanced subsequent to November 30, 2014.  This amount constitutes additional consideration for the TEG acquisition, as this loan receivable will not be settled prior to the closing of our acquisition of TEG.

The transactions contemplated by the Share Purchase Agreement are subject to several customary conditions, most notably that the purchase and sale must be approved by Sefton’s shareholders.

As a result of a significant decline in oil prices and other factors, the transaction described above amends and replaces the transaction described in our Annual Report on Form 10-K filed November 24, 2014 to acquire the assets of TEG pursuant to a non-binding letter of intent dated June 18, 2014.

See Note 7 for further information about the Loan Receivable Agreements and BOTW’s consent to our acquisition of TEG.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED

Term Sheet For A Third Amended and Restated Secured Convertible Note Payable

On January 14, 2015, we executed a term sheet to provide for a Third Amended and Restated Secured Convertible Promissory Note to an outside investor (the “Secured Convertible Note Payable”), in the aggregate principal amount of $1,000,000, to mature in two years.

The Secured Convertible Note Payable will be issued in consideration of additional gross proceeds to us in the amount of up to $335,000 (of which $200,000 was funded January 15, 2015, and $135,000 is to be funded within 120 days at the investor’s option) and cancellation of previously issued notes to the investor in the amounts of $250,000, $350,000, and $25,000 (as well as accrued interest on each), the first two of which had maturity dates of November 30, 2014, and the latter of which had a maturity date of May 3, 2015. The Secured Convertible Note Payable will bear interest on the unpaid principal balance of the Secured Convertible Note Payable at the rate of 12% per annum.  Interest payments will become payable quarterly on the six-month anniversary.  The Secured Convertible Note Payable will be convertible at any time at the option of the investor into “Conversion Shares,” computed by dividing all of the then outstanding principal and accrued interest under the Secured Convertible Note by $0.10 (as appropriately adjusted for any stock splits, stock combinations or similar events) (the “Conversion Rate”). However, if we subsequently sell securities comprising the Conversion Shares at a price lower than the Conversion Rate (subject to customary exclusions), then the Conversion Rate then in effect will be automatically reduced to the lower price. We will at all times reserve and keep available out of our authorized but unissued shares a sufficient number of shares of common stock to give effect to the conversion of the Secured Convertible Note Payable.  Unless notified in advance by the investor, conversion of a part or the entire Secured Convertible Note Payable is limited at any one time to a maximum beneficial ownership interest in Hawker of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion.  The proceeds from the Secured Convertible Note Payable are to be used for the purpose of allowing us to make advances to TEG, under the terms of a note receivable from TEG, and for general working capital.  Any repayment by TEG of the advances under the terms of the note receivable must be used by us to immediately make repayment to the investor under the terms of the Secured Convertible Note Payable. To secure our obligations under the Secured Convertible Note Payable, we will grant a security interest to the investor in all of our right, title and interest under the TEG note receivable, our second priority security interest in TEG’s assets and in the interest of our subsidiary SCNRG, LLC in the oil-producing property known as the DEEP Lease. The Secured Convertible Note Payable will also contain other terms and covenants that are customary for a promissory note of this type.  In addition, we will grant to the investor a 2.5% or 3.5% overriding royalty interest, depending on the lease, in oil sales from the TEG Assets, effective with the closing of the acquisition.  Such amount would be accrued until TEG’s lender, BOTW, has been paid in full; however, payment of royalties shall begin within twelve months or an event of default under the Secured Convertible Note Payable will occur.  While interest and royalties are being accrued, no cash payments can be made to repay loans made to Hawker by Mr. Katic, nor can Hawker repurchase any non-controlling interest owned by Mr. Moore nor pay any salaries to Messrs. Katic and Moore.

Additional Unit Issuances

On December 12, 2014, Hawker and Kristian Andresen agreed to convert a $120,000 accrued bonus into Units on the same terms as described in Note 16, resulting in 1,200,000 shares of common stock being issued to Mr. Andresen, together with five-year warrants to acquire 600,000 shares upon payment of an exercise price of $0.20 per share.  In addition, a vendor agreed to convert a $10,570 accounts payable balance into Units on the same terms as described in Note 16, resulting in 105,700 shares of common stock being issued, together with five-year warrants to acquire 52,850 shares upon payment of an exercise price of $0.20 per share.

On January 8, 2015, we received $115,000 in cash proceeds from two investors for Units on the same terms as described in Note 16, which, when closed, will result in 1,150,000 shares of common stock being issued, together with five-year warrants to acquire 575,000 shares upon payment of an exercise price of $0.20 per share.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and, therefore, you should not put undue reliance upon them.  Some of the statements that are forward-looking include: our ability to successfully implement our business plan; our ability to finance and consummate contemplated transactions; our estimates of revenues and of other expenses associated with our operations; our ability to explore and develop our properties; our reserve estimates; and our ability to generate sufficient cash flows and maintain adequate sources of liquidity to finance our ongoing operations and capital expenditures.  We undertake no obligation to update any forward-looking statements.

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

•
On January 12, 2015, we entered into a Share Purchase Agreement (“Share Purchase Agreement”) with Sefton Resources, Inc. (“Sefton”) pursuant to which we agreed to purchase, and Sefton agreed to sell, 100% of the issued and outstanding shares of capital stock of Sefton’s wholly-owned subsidiary, TEG Oil & Gas U.S.A., Inc. (“TEG”).  The principal terms of the Share Purchase Agreement are as follows: we will purchase all of the shares of TEG for $1.00 in cash plus the issuance of 3,000,000 shares of our common stock and a five-year Warrant to purchase up to an additional 5,000,000 shares of our common stock for $0.25 per share.  The transactions contemplated by the Share Purchase Agreement are subject to several customary conditions, most notably that the purchase and sale must be approved by Sefton’s shareholders.  As a result of a significant decline in oil prices and other factors, the transaction described above amends and replaces the transaction described in our Annual Report on Form 10-K filed November 24, 2014 to acquire an 80% interest in the assets of TEG pursuant to a non-binding letter of intent dated June 18, 2014.  TEG owns four oil and gas producing leases encompassing the Tapia Canyon field (“Tapia Assets”) and one development lease west of the Tapia Canyon field (“Eureka Assets”), and the accompanying production equipment, all located in California.

•
We have made advances of $1,637,352 through January 15, 2015, to TEG in connection with this proposed acquisition.  Repayment of these advances is secured by a second priority security interest in the Tapia Assets, Eureka Assets and equipment described above, subordinate to loans made to Sefton by TEG’s senior lender, Bank of the West (“BOTW”). This amount constitutes additional consideration for the acquisition, as this loan receivable will not be settled prior to the closing of our acquisition of TEG.

•
During the three months ended November 30, 2014, we raised additional funds as follows: $50,000 of additional convertible notes payable, $95,000 of additional loans from related parties and $90,000 from the sale of non-controlling interest in our subsidiary Tapia Holdings, LLC (“Tapia Holdings”).  Subsequent to November 30, 2014, we raised $115,000 through the sale of additional Units, creditors converted $130,570 of amounts payable into Units comprised of stock and warrants, and we executed a term sheet to provide for up to an additional $335,000 through an amended and restated convertible note payable.

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

Recent Business Developments

Share Purchase Agreement To Purchase All Of The Outstanding Shares Of Capital Stock Of TEG

On January 12, 2015, we entered into a Share Purchase Agreement with Sefton pursuant to which we agreed to purchase, and Sefton agreed to sell, 100% of the issued and outstanding shares of capital stock of Sefton’s wholly-owned subsidiary, TEG.  The principal terms of the Share Purchase Agreement are as follows: we will purchase all of the shares of TEG for $1.00 in cash plus the issuance of 3,000,000 shares of our common stock and a five-year warrant to purchase up to an additional 5,000,000 shares of our common stock for $0.25 per share.

Between April 18, 2014 and January 15, 2015, we and our wholly-owned subsidiary, Tapia Holdings, made a number of advances to TEG, pursuant to several secured subordinated notes and related security agreements, all as amended and restated into a Secured Subordinated Note dated January 12, 2015 (the “Note”), and a Fourth Amended and Restated Security Agreement dated January 12, 2015 (the “Security Agreement”), each executed by TEG, and a Limited Recourse Guarantee (“Guarantee”) and a Pledge Agreement (“Pledge Agreement”), each executed by Sefton (collectively, the “Loan Receivable Agreements”). These advances totaled approximately $1.6 million as of January 15, 2015 (described further under “Secured Subordinated Loan Receivable, Short Term” below).  This amount constitutes additional consideration for the acquisition, as this loan receivable will not be settled prior to the closing of our acquisition of TEG.

The transactions contemplated by the Share Purchase Agreement are subject to several customary conditions, most notably that the purchase and sale must be approved by Sefton’s shareholders.

BOTW has consented to our acquisition of TEG and has agreed to forbear taking enforcement action against TEG on the senior loan provided that (i) Hawker lend TEG not less than $350,000 within 90 days, (ii) interest on TEG's obligations to BOTW be increased to 9%, with a monthly pay rate of 5% and the remaining deferred 4% of unpaid interest compounded monthly, (iii) the proceeds of any sale, assignment, licensing or other transfer of any real or personal property rights which serve as collateral for TEG's obligations to BOTW be remitted directly to BOTW, and (iv) commencing no later than the first month after which the California Midway-Sunset First Purchase Price as published by the U.S. Energy Information Administration exceeds $60 per barrel, TEG will begin making outstanding property tax payments to the County of Los Angeles of at least $15,000 per month.

As a result of a significant decline in oil prices and other factors, the transaction described above amends and replaces the transaction described in our Annual Report on Form 10-K filed November 24, 2014 to acquire an 80% interest in the assets of TEG pursuant to a non-binding letter of intent dated June 18, 2014.

Secured Subordinated Loan Receivable, Short Term

Under the terms of the Loan Receivable Agreements, TEG agreed to pay us the principal sum of $2,100,000, or such lesser amount as may be outstanding from time to time, with interest on the unpaid principal amount at the rate of 3.0% per annum.  We advanced $196,625 to TEG during the three months ended November 30, 2014, for a total at November 30, 2014, of $1,487,352, and an additional $150,000 subsequent to November 30, 2014, for a total at January 15, 2015 of $1,637,352, not including accrued interest.  Further advances are subject to our sole and absolute discretion. The loan receivable matures on December 31, 2015, at which time all outstanding principal and accrued interest is due and payable in full.  The assets of TEG secure the Note, which is also guaranteed on a limited recourse basis by Sefton. Sefton’s Guarantee is secured by a pledge of all of the outstanding shares of TEG.  TEG’s assets are located in the Tapia and Eureka Fields, Los Angeles and Ventura Counties, California. The Note and our security interest in the assets of TEG are subordinate to senior indebtedness of TEG, pursuant to an Amended and Restated Subordination and Intercreditor Agreement (“Intercreditor Agreement”) dated January 1, 2015, as amended, by and among Tapia Holdings, Hawker, TEG, Sefton, TEG’s affiliate TEG MidContinent, Inc., BOTW, and us.

The Security Agreement and the Pledge Agreement also provide that it is a default under those agreements if the transactions contemplated by the Share Purchase Agreement are not consummated by January 31, 2015 (including if Sefton’s shareholders have not approved the transactions by that date). TEG further agreed to cease and terminate any solicitation or encouragement of a third party acquisition proposal; provided, that, if TEG receives an unsolicited, bona fide acquisition proposal that is found to be superior to the terms of the Share Purchase Agreement, to the extent we decline to renegotiate the Share Purchase Agreement terms or to otherwise match the terms of the third party acquisition proposal, TEG may pursue such third party acquisition proposal. The Security Agreement, Pledge Agreement and Guarantee also contain other representations, warranties and covenants of both parties that are customary for agreements of these types.

See “Acquisition of Hawker Energy (Rincon), LLC” below for a description of common stock to be released from escrow to the HERLLC Sellers (also defined below), should the Share Purchase Agreement transaction be consummated.

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

Term Sheet For A Third Amended and Restated Secured Convertible Note Payable

On January 14, 2015, we executed a term sheet to provide for a Third Amended and Restated Secured Convertible Promissory Note to an outside investor (the “Secured Convertible Note Payable”), in the aggregate principal amount of $1,000,000, to mature in two years.

The Secured Convertible Note Payable will be issued in consideration of additional gross proceeds to us in the amount of up to $335,000 (of which $200,000 was funded January 15, 2015, and $135,000 is to be funded within 120 days at the option of the investor) and cancellation of previously issued notes to the investor in the amounts of $250,000, $350,000, and $25,000 (as well as accrued interest on each), the first two of which had maturity dates of November 30, 2014, and the latter of which had a maturity date of May 3, 2015. The Secured Convertible Note Payable will bear interest on the unpaid principal balance of the Secured Convertible Note Payable at the rate of 12% per annum.  Interest payments will become payable quarterly on the six-month anniversary.  The Secured Convertible Note Payable will be convertible at any time at the option of the investor into “Conversion Shares,” computed by dividing all of the then outstanding principal and accrued interest under the Secured Convertible Note by $0.10 (as appropriately adjusted for any stock splits, stock combinations or similar events) (the “Conversion Rate”). However, if we subsequently sell securities comprising the Conversion Shares at a price lower than the Conversion Rate (subject to customary exclusions), then the Conversion Rate then in effect will be automatically reduced to the lower price. We will at all times reserve and keep available out of our authorized but unissued shares a sufficient number of shares of common stock to give effect to the conversion of the Secured Convertible Note Payable.  Unless notified in advance by the investor, conversion of a part or the entire Secured Convertible Note Payable is limited at any one time to a maximum beneficial ownership interest in Hawker of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion.  The proceeds from the Secured Convertible Note Payable are to be used for the purpose of allowing us to make advances to TEG, under the terms of a note receivable from TEG, and for general working capital.  Any repayment by TEG of the advances under the terms of the note receivable must be used by us to immediately make repayment to the investor under the terms of the Secured Convertible Note Payable. To secure our obligations under the Secured Convertible Note Payable, we will grant a security interest to the investor in all of our right, title and interest under the TEG note receivable, our second priority security interest in TEG’s assets and in the interest of our subsidiary SCNRG, LLC in the oil-producing property known as the DEEP Lease. The Secured Convertible Note Payable will also contain other terms and covenants that are customary for a promissory note of this type.  In addition, we will grant to the investor a 2.5% or 3.5% overriding royalty interest, depending on the lease, in oil sales from the TEG Assets, effective with the closing of the acquisition.  Such amount would be accrued until TEG’s lender, BOTW, has been paid in full; however, payment of royalties shall begin within twelve months or an event of default under the Secured Convertible Note Payable will occur.  While interest and royalties are being accrued, no cash payments can be made to repay loans made to Hawker by Mr. Katic, nor can Hawker repurchase any non-controlling interest owned by Mr. Moore nor pay any salaries to Messrs. Katic and Moore.

Although the term sheet to provide for the Secured Convertible Note Payable sets forth terms that have been negotiated and agreed upon by the parties and the forms of agreements have generally been prepared and agreed upon, the term sheet does not represent a binding agreement or commitment of either party and no form of agreement has yet been signed. While we already received gross proceeds of $200,000, as noted above, until the forms of agreements have been executed there can be no assurance that the proposed transaction will be consummated on the terms described above.

Sale of Common Stock and Warrant Units, Convertible Notes Payable and Other Financings

Between September 1 and November 30, 2014, we closed private placements for an aggregate of 500,000 units for gross proceeds of $50,000 which were received in August 2014 in advance of the closing.  The price of each unit was $0.10.  Each unit is comprised of one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock at $0.20 per share.  The warrants expire five years from each closing date. Net proceeds were $50,000 less $80 of transaction costs.

In addition, during the quarter ended November 30, 2014, we issued convertibles notes payable for $50,000, and received a $95,000 in short-term loans from related parties (net of a $10,000 repayment), as described in Notes 9 and 10 to the unaudited interim financial statements included elsewhere in this report.

We also sold additional non-controlling interest in our subsidiary Tapia Holdings for $90,000 during the three months ended November 30, 2014, as described in Note 16 to the unaudited interim financial statements included elsewhere in this report.

Subsequent to November 30, 2014, we received proceeds of $200,000 pursuant to a term sheet for an amended additional convertible note payable as described in “Term Sheet For A Third Amended And Restated Secured Convertible Note Payable” above, $115,000 for additional Units comprised of stock and warrants on the same terms as described above, and creditors converted $130,570 of amounts payable into Units comprised of stock and warrants also on the same terms as above.

Included in the above private placements and other financings are various related party transactions as set forth in Note 17 to the unaudited interim financial statements included elsewhere in this report.

Acquisition of Hawker Energy (Rincon), LLC

On January 1, 2014, we exercised our option to acquire all of the membership interests in Hawker Energy (Rincon), LLC (“HERLLC”) from Darren Katic (who was also a seller in our transaction with SCNRG) and Charles Moore (collectively the “HERLLC Sellers”), pursuant to an Amended and Restated Option Agreement (“Option Agreement”) dated November 20, 2013.  We issued 3,000,000 shares of our common stock to the HERLLC Sellers as consideration for the acquisition and, as described below, were required to issue up to an additional 33,000,000 shares of our common stock to the HERLLC Sellers upon us or HERLLC consummating certain follow-on transactions described below (“Potential Follow-On Transactions”).  In addition, we assumed $135,199 in net liabilities of HERLLC.  The terms for the issuance of additional shares were revised on October 10, 2014 as described below.

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

PRC 145.1 is subject to 24.5% in overriding royalties, primarily to the State of California. A single active well on PRC 145.1 produced an average of 11 barrels of oil per day (gross production before royalties) for the nine months ended September 30, 2014. This lease has ten other non-active wells, one or more of which may be recompleted or re-drilled.  Although initial technical work has been done on PRC 145.1 to develop a preliminary understanding of the resource and opportunity, no reserve reports done to SEC standards have been completed to date.

All rights claimed by HERLLC to PRC 145.1 are being challenged in court by the lease’s operator of record -- Case No. 56-2013-00440672-CU-BC-VTA pending in Ventura County Superior Court.  HERLLC is currently not receiving any net proceeds from production on this lease pending resolution of this matter in our favor.

After we exercised our option to acquire HERLLC on January 1, 2014, the Option Agreement provided that the HERLLC Sellers were entitled to additional shares of our common stock upon the consummation of Potential Follow-On Transactions as follows:

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

The Potential Follow-On Transactions described above were dependent on a number of variables that were not within our control and, as a result, none of the transactions were deemed by us to be reasonably possible as of January 1, 2014 (the date of our acquisition of HERLLC).  Each of the Potential Follow-On Transactions described above, if consummated, would constitute a transaction separate and independent from our acquisition of HERLLC pursuant to the option.  Any shares of our common stock that may be issued upon the consummation of any of the Potential Follow-On Transactions (or pursuant to the terms of the October 10, 2014, amendment described below) will constitute expensed costs incurred concurrently with consummation of the applicable follow-on transaction (as opposed to incremental consideration for our acquisition of HERLLC).

On October 10, 2014, Hawker authorized an amendment (the “Amendment”) to the Option Agreement.  Under the original terms of the Option Agreement, Messrs. Katic and Moore were entitled to, in the aggregate, up to 33,000,000 additional shares of our common stock upon the consummation of certain Potential Follow-On Transactions. The Amendment waived all of the follow-on transaction requirements and authorized the immediate issuance to Messrs. Katic and Moore of the full 33,000,000 shares (16,500,000 each). Of those shares, we hold 19,000,000 shares in escrow, to be released as follows: (i) 10,000,000 shares upon completion of the acquisition of the assets of TEG Oil & Gas, Inc. (located in the Tapia Field, Los Angeles County, California), and (ii) 9,000,000 shares upon completion, on or before December 31, 2017, of any one of the transactions evaluated by HERLLC, our wholly-owned subsidiary, prior to its reorganization with Hawker, including a transaction resulting in Hawker ownership of oil and gas lease interests in any one of the following unique oil fields:

(a)	Cat Canyon (leases Tognazzini, Wickenden, Los Alamos, GWP, and those immediately adjacent to, in each case, in Santa Barbara County);

(b)	Santa Maria (T 11N, R 36W extending southeast through T9N R33W in Santa Barbara County);

(c)	Casmalia (leases Tompkins, Peshine, and those immediately adjacent to, in each case, in Santa Barbara County);

(d)	North Lost Hills (Sections 12 & 13, T25S, R19E, and Sections 7 & 18, T25S, R 20E, totaling 1,500 acres in Kern County CA);

(e)	Maricopa (McFarland and Jameson leases totaling 40 acres in Kern County);

(f)	Pine Meadows (Section 1 Township 31 South Range 22E in Kern County); or

(g)	Torrance (Joughin and South Torrance Units totaling 900 acres in Los Angeles County).

Waiver of the Potential Follow-On Transaction requirements and the immediate issuance of the remaining shares is meant to simplify our common shareholding structure and share count and to assist in our capital raising efforts.

With respect to 14,000,000 shares of our common stock that were issued as a result of the Amendment, an equity compensation expense of $1,011,500 was recorded in the three months ended November 30, 2014 based on the fair value of the shares at the date of issuance.  With respect to the 19,000,000 share of our common stock that are in escrow, an equity compensation expense of $19,000 was recorded based on the par value of the shares at the date of issuance.  Total expense was $1,030,500 in the three months ended November 30, 2014.  As and when subsequently released from escrow, a further expense will be recorded based on the fair value of the 19,000,000 shares (less amounts previously expensed based on par value) concurrently with consummation of the applicable follow-on transaction.  All of these amounts are not considered for accounting purposes to be incremental consideration for our acquisition of HERLLC.

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

As of January 6, 2015, Mr. Katic beneficially owns 25,397,365 shares (or 33.15%) of our outstanding common stock (including 9,500,000 shares held in escrow) and Mr. Moore beneficially owns 17,500,000 shares (or 23.03%) of our outstanding common stock (including 9,500,000 shares held in escrow).  These assumed percentage ownership figures do not consider any potential common stock issuances to fund any of the transactions required to release shares from escrow, but do include warrants exercisable within 60 days.

Pursuant to a separate agreement dated November 13, 2014, between Messrs. Katic, Moore and Gerald Tywoniuk, Mr. Tywoniuk (a significant shareholder of Hawker) holds warrants to acquire 9.7222% of any shares of Hawker issued to Messrs. Katic and Moore in connection with the Amendment.  This agreement amended a December 27, 2013, agreement entitling Mr. Tywoniuk to acquire 5% of any shares of Hawker issued to Messrs. Katic and Moore in connection with the Option Agreement.

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

As noted above, as a result of completion of our acquisition of SCNRG, the condensed consolidated financial statements of Hawker, including SCNRG, consist of SCNRG’s historical results consolidated with Hawker’s results beginning October 25, 2013.  In addition, on January 1, 2014, we acquired all of the membership interests of HERLLC, and its wholly-owned subsidiary Punta Gorda Resources, LLC, and our condensed consolidated financial statements include the accounts of these entities beginning January 1, 2014.  Finally, SCNRG increased its working interest in the oil-producing property known as the DEEP Lease from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014.

Three months ended November 30, 2014 and 2013

Net loss attributable to the Company of $1,629,435 for the three months ended November 30, 2014, was largely the result of being a development stage oil production company.  The loss is largely attributable to a non-cash equity compensation expense of $1,088,179, which includes $1,030,500 for stock issued to the HERLLC Sellers as described above.  In addition, we incurred professional fees of $430,563 largely for pursuing the Tapia and Eureka oil properties’ acquisition and for the litigation described in Part II, Item 1 (“Legal Proceedings”).  This loss compares to a $76,033 loss in the comparable prior year quarter.

Revenue was $10,294 for the three months ended November 30, 2014, compared to $25,764 in the year ago quarter. Net oil sales from our working interest in the DEEP Lease to our account (after royalties) from the current three producing wells averaged 2.6 net barrels per day for the three months ended November 30, 2014, and realized $71.05 per barrel before royalties, compared to 2.7 net barrels per day to realize $91.12 per barrel for the three months ended November 30, 2013.   Our working interest was greater in the 2014 period, more than offsetting lower gross production, but this benefit was offset by an inventory build in the 2014 period compared to 2013.  After considering the royalty impact, the lower sales volume impact was a $870 reduction in revenues, and the oil price reduction (due to a change in world oil price) meant a $6,357 reduction in revenues.  Net revenues for the three months ended November 30, 2014 also includes a reduction of $11,473 related to the operator’s royalty computations for prior fiscal year.  Finally, oil sales revenue attributable to a 2.5% working interest in the DF#15 well in the Sawtelle Field, Los Angeles, increased $3,230.  The November 30, 2014 quarter includes this working interest for the entire quarter, whereas in the comparable November 30, 2013 period, results reflect only a partial period as Hawker was included in our results beginning October 25, 2013, when SCNRG acquired Hawker.

Direct operating costs were $15,996 for the three months ended November 30, 2014, compared to $12,972 for the three months ended November 30, 2013.  The increase  corresponds to the increase in our working interest in the DEEP Lease.

Depletion, depreciation and amortization expense were $11,036 for the three months ended November 30, 2014, compared to $8,110 for the three months ended November 30, 2013.  Depletion expense varies with oil sales volumes.  In addition, our working interest in the DEEP Lease increased from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014, which increases our share of the accretion on the asset retirement obligation.  Finally, our 2.5% working interest in the DF#15 well was included in our results beginning October 25, 2013.

Revenue, direct operating costs, and depletion, depreciation and amortization expenses vary with oil prices, downtime, repair and other operating costs, expensed workover programs, investments in drilling for new production and proved reserve estimates.

Professional fees for the three months ended November 30, 2014, were $430,563, increased from $71,071 for the three months ended November 30, 2013.  Included in the 2014 period is $209,065 for litigation costs associated with HERLLC’s claim to coastal lease PRC 145.1, $162,466 legal, audit and diligence costs related to the potential acquisition of an interest in the assets of TEG and related potential financing, and $59,032 for costs associated with being a public company including the annual audit and preparation of Form 10-K.  Professional fees for the 2013 period were primarily due to professional fees incurred in connection with: the acquisition of, and preparation of audited financial statements for, SCNRG; acquisition of HERLLC, and start-up expenses resulting from our acquisition of SCNRG, which closed October 25, 2013, and public company costs for the period October 25, 2013 through November 30, 2013.  Professional fees can vary substantially from period-to-period going forward depending on financing activity, business development and property evaluation costs, litigation expenses associated with coastal lease PRC 145.1 and costs associated with being a public company.

Other general and administrative expenses for the three months ended November 30, 2014 were $74,527 compared to $6,231 for the three months ended November 30, 2013 reflecting investor relations activities, outsourced accounting services, costs associated with being a public company, rent and increased activity.

Equity compensation expense was $1,088,179 for the three months ended November 30, 2014, compared to $0 for the three months ended November 30, 2013.  Included in the 2014 period is $1,030,500 for non-cash equity compensation expense of $1,030,500 for stock issued to the HERLLC Sellers as described above, and $57,679 related to stock options granted on May 14, 2014.

Interest income of $10,504 for the three months ended November 30, 2014, compared to $0 for the year ago period.  Interest income is primarily from a secured subordinated loan receivable from TEG.  See Note 7 to the unaudited interim financial statements included elsewhere in this report.

Interest expense amounted to $39,463 for the three months ended November 30, 2014, compared to $3,413 for the three months ended November 30, 2013.   Included in the 2014 amount is $28,579 for interest expense on convertible notes payable, as described in Note 10 to the unaudited interim financial statements included elsewhere in this report.  There was no comparable amount in the 2013 period.  Also included in the fiscal 2014 period is $6,780 for interest accrued on loans payable to related parties, short term; there was none in the fiscal 2013 period.  In addition, interest on loans payable to related parties, long term, was $0 and $372 for the three months ended November 30, 2014 and 2013 respectively.  Finally, included in interest expense for the three month ended November 30, 2014 is $4,104 compared to $3,041 for the year ago period for accretion of interest on the DEEP net profits interest payable.  Our share of the net profits interest payable increased from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014 as a result of acquiring additional working interest.  Going forward, interest expense on the NPI will remain relatively constant unless there is a reduction in the expected timeframe for repayment of the NPI, which would cause interest accretion to accelerate.

The share of net loss attributable to non-controlling interest is $9,531 for the three months ended November 30, 2014 compared to none for the three months ended November 30, 2013.  The 2014 amount reflects the non-controlling interest share of the professional fees expense incurred in pursuing the Tapia and Eureka Assets acquisition.

Cash Flows

Operating Activities

During the three months ended November 30, 2014, we used cash in the amount of $26,792 for operating activities, compared to $10,448 cash provided by operating activities in the corresponding year ago period.  Although the loss increased from $76,033 to $1,638,966 (before the loss attributable to non-controlling interest), $1,088,179 of equity compensation expense (as discussed above) in the current period did not involve a cash outlay.  There were significant professional fees, $430,563, and we incurred other general administrative costs of $74,527, for the three months ended November 30, 2014, as discussed above; these amounts compare to $71,071 and $6,231 respectively for the three months ended November 30, 2013.  However, these increases in cash expenses were mostly offset by an increase of $487,717 in accounts payable (largely for professional fees) for the three months ended November 30, 2014, compared to an increase in accounts payable of $71,101 for the three months ended November 30, 2013 .  We anticipate that the accounts payable will be paid from proceeds from private placements or other financings that we may undertake.

Investing Activities

Cash flows used in investing activities were $205,877 for the three months ended November 30, 2014, compared to cash flows provided by investing activities of $6,004 for the year ago period.

During the three months ended November 30, 2014, we advanced a further $196,625 to TEG pursuant to a secured subordinated loan and we launched our website costing $9,252.  In the comparable 2013 period, the reverse merger of SCNRG with Hawker meant we acquired Hawker’s cash balance of $6,004.

Financing Activities

Cash flows provided by financing activities were $226,066 for the three months ended November 30, 2014, compared to cash flows used in financing activities of $5,957 for the year ago period.

During the three months ended November 30, 2014, we generated net cash proceeds of $105,000 from related party loans, $50,000 from convertible notes payable, and $90,000 from the sale of a non-controlling interest in Tapia Holdings.  During the three months ended November 30, 2014 we used cash of $10,000 for partial repayment of a loan from a related party and paid $8,934 on the DEEP net profits interest liability.  During the three months ended November 30, 2013, we paid $5,957 required under this same DEEP liability when our working interest was 66.67% compared to 100% in the current quarter.

Liquidity and Financial Condition

As of November 30, 2014, we had cash of $6,604, current assets of $1,562,942, current liabilities of $3,135,784 and a working capital deficit of $1,572,842.  During the three months ended November 30, 2014, the Company had a net loss attributable to the Company of $1,629,435, largely attributable to:
•	non-cash equity compensation expense of $1,030,500 for common stock issued to the HERLLC Sellers as described above;
•	other non-cash equity compensation of $57,679 representing the periodic expense for stock options granted in the prior fiscal year;
•	$430,563 in professional fees including $162,466 for the proposed TEG acquisition and $209,065 for HERLLC litigation;
•	and $74,527 of other general administrative costs.

Despite the large loss, cash flow used in operating activities was just $26,792, reflecting the non-cash nature of the equity compensation expense ($1,088,179 in total) and a growth in accounts payable and accrued expenses of $487,717.

To date, we have relied on investor capital to fund our operating and investing activities, as described in the cash flow discussion above, and also have seen a significant increase in our outstanding accounts payable balance.

In addition to completing the proposed TEG acquisition and beginning the further development of the Tapia Assets, management’s business plan for fiscal 2015 is to continue to pursue HERLLC’s claim to coastal lease PRC 145.1 (see Part II, Item 1, “Legal Proceedings”), conduct further technical work on the DEEP property if funds permit and pursue other opportunities. We currently do not have sufficient financial resources to fund this plan.  We will also require further financial resources to further develop the Tapia Assets, the Eureka Assets and the DEEP Lease, to exploit coastal lease PRC 145.1 (assuming we are successful in securing our claim in the lease) and close other opportunities in future years.

We presently do not have any available credit, financing or other external sources of liquidity.  In order to obtain future capital, we anticipate needing to sell additional shares of common stock or borrow funds from private lenders.  We have no assurance that future financings will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Equity financing could result in additional dilution to existing shareholders and any downturn in the U.S. stock and debt markets is likely to make it more difficult to obtain financing through the issuance of equity or debt securities.  The current low oil price also makes fund raising more difficult, although it may result in new opportunities.  There can be no assurance that we will be successful in obtaining additional funding.

Even if we are able to raise the funds required, it is possible that operations do not perform as expected, we could incur unexpected costs and expenses, fail to consummate contemplated transactions, or experience unexpected cash requirements that would force us to seek alternative financing.

Business Plan and Funding Needs

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in the development stage of our business and have generated minimal revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the implementation of our plan of operations or difficulties with closing and achieving expected acquisition results, production and commodity price declines, extended periods of low oil prices and possible cost overruns due to price and cost increases in services.

We have no assurance that future financings will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations or complete acquisitions. Equity financing could result in additional dilution to existing stockholders.

For these reasons, our auditors stated in their report for our last fiscal year that they have substantial doubt we will be able to continue as a going concern.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2014, we had total current assets of $1,562,942 and a working capital deficit in the amount of $1,572,842. We incurred a net loss attributable to the Company of $1,629,435 during the three months ended November 30, 2014, and an accumulated net loss of $3,676,897 since the inception of SCNRG in December 2009.

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

Given its terminating nature, the discounted present value of the minimum monthly NPI payments was recorded as a liability at SCNRG’s December 1, 2009, acquisition date of a 66.67% working interest in the DEEP property, and this liability was increased pro rata when our working interest increased to 87.18% on February 1, 2014, and again on May 15, 2014 when our working interest increased to 100.0% .  The discount rate used in all cases was 10.0% per annum.

Equity Compensation Expense

We record equity compensation expense for stock option grants based on the estimated grant-date fair value over the period the officers or consultants are required to provide services to earn the awards.  We also record equity compensation expense for shares issued to the HERLLC sellers as described above.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of November 30, 2014.

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

Changes in Internal Control over Financial Reporting

During the first quarter ended November 30, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II

Item 1	Legal Proceedings

Punta Gorda Resources, LLC vs. Windsor Energy US Corporation, Rincon Island Limited Partnership, Ron Klarc, James P. Garten, and Skiff Lake Holdings, South Coast Oil Corporation, Case No. 56-2013-00440672-CU-BC-VTA, Superior Court of California, Ventura County.  On June 4, 2013, Punta Gorda Resources, LLC (a wholly owned subsidiary of HERLLC) filed a complaint for specific performance, breach of contract and declaratory relief in the United States Bankruptcy Court against the named defendants seeking to compel them to transfer lease rights and interests and overriding royalty interests provided in a Bankruptcy Court-approved Settlement Agreement concerning coastal lease PRC 145.1 just offshore Ventura County in the Rincon Field.  The complaint was dismissed on procedural grounds and re-filed by Punta Gorda in the Ventura County Superior Court.  Defendant Rincon now holds all of the subject rights and interests, except the Garten overriding royalty interest.  Punta Gorda has been appointed as Special Administrator of the Garten Estate for the purpose of bringing the Garten interest into the litigation and making it subject to a judgment.  Deposition, document and written discovery have commenced.  On June 19, 2014, defendant Rincon filed a motion for summary judgment, which we intend to oppose.  The hearing date for the summary judgment motion is scheduled for March 2, 2015.  Although we intend to vigorously pursue Punta Gorda’s rights in this case, the outcome of this matter is not determinable as of the date of this report.

In addition to the pending matters described above, we are, from time to time, involved in various legal proceedings incidental to the conduct of our business. We are unable to predict the ultimate outcome of these matters.

Item 1A	Risk Factors

Not required for a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended November 30, 2014, we issued an aggregate of 500,000 “Units” to three investors for gross proceeds of $50,000, received in August 2014.  This amount includes $20,000 from each of Darren Katic, an officer, director and significant shareholder and Gerald Tywoniuk, a significant shareholder.  The price of each Unit was $0.10. Each Unit was comprised of one share of our common stock, together with a warrant to acquire an additional half-share of our common stock on payment of $0.20 per share. The warrants expire five years from the closing date.

In addition, we issued convertible notes payable for $50,000 and sold additional non-controlling interest in our subsidiary Tapia Holdings for $90,000 as described in notes 10 and 16 to the unaudited interim financial statements included in this report.

The issuances of the securities described above were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), including Regulation D promulgated thereunder, as transactions not involving a public offering. The exemption was claimed on the basis that the transactions did not involve any public offering and the purchasers were accredited investors. In each case, appropriate investment representations were obtained and stock certificates were issued with restrictive legends.

Item 3	Defaults upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

Material Agreements

As discussed elsewhere in this Form 10-Q, on January 12, 2015, (i) we entered into the Share Purchase Agreement with Sefton, and (ii) we and Tapia Holdings entered into or otherwise consummated or evidenced the transactions contemplated by the Loan Receivable Agreements. The foregoing disclosures are intended to meet our disclosure requirements under Current Report on Form 8-K, Item 1.01.

Unregistered Sale of Equity Securities

On December 12, 2014, we issued an aggregate of 1,305,700 “Units” to two investors in consideration of extinguishment of $130,5700 of debt owing by us or our subsidiaries. 1,200,000 Units were issued to Kristian Andresen, one of our directors and significant stockholders. The price of each Unit (including the value used to determine the cancellation of debt) was $0.10. Each Unit was comprised of one share of our common stock, together with a warrant to acquire an additional half-share of our common stock on payment of $0.20 per share. The warrants expire five years from the closing date.

On January 8, 2015, we received proceeds of $115,000 from two investors for additional Units on the same terms as described above.  On closing, 1,150,000 shares of common stock will be issued, together with warrants to acquire an additional 575,000 shares of our common stock on payment of $0.20 per share.  The warrants expire five years from the closing date.

The foregoing disclosures are intended to meet our disclosure requirements under Current Report on Form 8-K, Item 3.02.

The issuances of the securities described above were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), including Regulation D promulgated thereunder, as transactions not involving a public offering. The exemption was claimed on the basis that the transactions did not involve any public offering and the purchasers were accredited investors. In each case, appropriate investment representations were obtained and stock certificates were issued with restrictive legends.

Item 6	Exhibits

Number	Exhibit

3.1	Articles of Incorporation (1), as amended by the Certificate of Amendment (2)
3.2	Bylaws (3)
10.1	Form of Warrant (U.S. Investor) for Unit Sale (4)
10.2	Form of Warrant (Non-U.S. Investor) for Unit Sale (5)
10.3	Second Amended and Restated Secured Convertible Promissory Note issued by Hawker Energy, Inc. in favor of Oceanside Strategies dated September 18, 2014 in the aggregate amount of $250,000
10.4	Second Amended and Restated Secured Convertible Promissory Note issued by Hawker Energy, Inc. in favor of Oceanside Strategies dated September 18, 2014 in the aggregate amount of $350,000
10.5	Limited Recourse Guarantee by Sefton Resources, Inc. in favor of Hawker Energy, Inc. dated January 12, 2015.
10.6	Third Amended and Restated Security Agreement, by and among Tapia Holdings, LLC and TEG Oil & Gas U.S.A., Inc. dated August 29, 2014 (6)
10.7	Subordination and Intercreditor Agreement by and among Tapia Holdings, LLC, TEG Oil & Gas U.S.A., Inc., Sefton Resources, Inc., TEG MidContinent, Inc., and Bank of the West dated June 2, 2014 (7)
10.8	Share Purchase Agreement, dated January 12, 2015, by and among Hawker Energy, Inc., Sefton Resources, Inc. and TEG Oil & Gas U.S.A., Inc.
10.9	Pledge Agreement, dated January 12, 2015, made by Sefton Resources, Inc. in favor of Hawker Energy, Inc.
10.10	Fourth Amended and Restated Security Agreement, dated January 12, 2015, made by TEG Oil & Gas U.S.A., Inc. in favor of Hawker Energy, Inc.
10.11
Amended and Restated Subordination and Intercreditor Agreement by and among Tapia Holdings, LLC, Hawker Energy, Inc., TEG Oil & Gas U.S.A., Inc., Sefton Resources, Inc., TEG MidContinent, Inc., and Bank of the West dated January 1, 2015

31	Rule 13a-14(a) Certification of Chief Executive and Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive and Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed on October 22, 2007.
(2)	Incorporated by reference to Appendix A of the Company’s Definitive Information Statement on Schedule 14C filed on August 20, 2014.
(3)	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed on October 22, 2007.
(4)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 16, 2014.
(5)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 16, 2014.
(6)	Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed on November 24, 2014.
(7)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 5, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hawker Energy, Inc.

Date: January 16, 2015	/s/ Darren Katic
Darren Katic Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)