Form 10-K/A
period 2014-08-31
HAWKER ENERGY, INC.
filed 2015-06-04
CIK 1415286

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
☐ Yes         ☒ No

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

Explanatory Note

Hawker Energy, Inc., together with its consolidated subsidiaries, the “Company,” sometimes referred to as “we”, “us” or “our”) is filing this amendment (this “Amendment” or “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended August 31, 2014, which was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on November 24, 2014 (the “Original Form 10-K”).

The purpose of this Amendment No. 1 to Form 10-K/A (“Form 10-K/A”) is to amend and restate audited financial statements and related disclosures in the Original Form 10-K to properly account for a $350,000 convertible note payable, which contains a conversion price protection mechanism, creating an embedded conversion option that requires bifurcation and separate accounting for the derivative liability due to the conversion feature. Due to this error, we determined in May 2015 to restate our condensed consolidated financial statements for the fiscal year ended August 31, 2014 and the fiscal quarter ended November 30, 2014, and that the previously filed financial statements for these periods (including those contained in the original Annual Report on Form 10-K for the year ended August 31, 2014 and the Form 10-Q for the three months ended November 30, 2014 (“Original Form 10-Q”)) should no longer be relied upon. This Form 10-K/A contains restated audited consolidated financial statements for the fiscal year ended August 31, 2014.  In addition, we have corrected the determination of the fair value of financial instruments disclosed in the footnotes to the consolidated financial statements.  Together, we refer to these corrections as the “Restatement”.  Refer also to the Quarterly Report on Form 10-Q/A for the fiscal quarter ended November 30, 2014 (“Form 10-Q/A”), for a restatement of similar nature.

This Form 10-K/A restates the Original Form 10-K in its entirety.  It includes both items that have been changed as a result of the amended disclosures and items that are unchanged from the Original Form 10-K.  Other than the revision of the disclosures as discussed below and expressly set forth herein, the Form 10-K/A speaks as of the original filing date of the Original Form 10-K and has not been updated to reflect other events occurring subsequent to the original filing date.  This Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K, including the Form 10-Q/A for the fiscal quarter ended November 30, 2014.

The following are the items that have changed, and if applicable the specific portion of the items that have changed:

•	Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations:

o
“Results of Operations” has been updated to reflect a $32,896 increase in net loss arising from an increased in interest expense partially offset by a favorable change in fair value of the conversion option.

o	“Liquidity and Financial Condition” and “Going Concern” has been updated to reflect the corresponding changes in current liabilities, working capital deficit, net loss and accumulated deficit.

•	Item 8 – Financial Statements and Supplementary Data:

o	The Report of Independent Registered Public Accounting Firm has been revised for the restatement.

o
A Restatement footnote (Note 20) to the audited consolidated financial statements has been added to indicate the changes in the financial statement line items and footnotes.  Reference should be made to this footnote to see the particulars of what has changed in Item 8 as a result of the Restatement.

•	Item 9 – Controls and Procedures:
o
In connection with the Restatement, management has re-evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2014 and the effectiveness of the Company’s internal control over financial reporting as of August 31, 2014.  Based on such re-evaluation, management confirmed that the material weaknesses described in the Original Form 10-K continue to be material weaknesses as of the time of the re-evaluation, and that some of these same material weaknesses contributed to the Restatement. In addition, the re-evaluation concluded that two additional material weaknesses existed related to (i) the calculation of our derivative liability due to embedded conversion feature in our convertible note, which contributed to the Restatement; and (ii) the proper determination of the fair value of financial instruments measured at fair value on a recurring basis, as disclosed in the footnotes.

•	Item 15 - Exhibits, Financial Statements Schedules:

o	The exhibit list has been updated to reflect which exhibits were filed with the Original Form 10-K and which new exhibits are included, being the consents and certifications below.

•	Attached as Exhibits 23.1 and 23.2 are updated consents of Chapman Petroleum Engineering Ltd. and Independent Registered Public Accounting Firm, respectively.

•	Attached as Exhibits 31 and 32 to this Amendment No. 1 are updated and revised certifications of our Chief Executive and Financial Officer.

The correction of the errors described above is further discussed in Note 20 to the consolidated financial statements included in Part II, Item 8 herein and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other than this Form 10-K/A and the Form 10-Q/A, we do not intend to file any other amended reports in connection with the Restatement. All of our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q will reflect the restated information included in this Form 10-K/A and the Form 10-Q/A, as applicable.

Other than with respect to matters related to the Restatement (including consequences of our delay in filing the Form 10-Q for the quarter ended February 28, 2015), this Form 10-K/A generally does not reflect events that have occurred after November 24, 2014, the filing date of the Original Form 10-K, or modify or update the disclosures presented in the Original Form 10-K, except to reflect the effects of the Restatement. Accordingly, this Form 10-K/A should be read in conjunction with (i) our Current Reports on Form 8-K filed with the Commission since November 24, 2014, and (ii) the November 30, 2014 Form 10-Q/A.

Our Chief Executive Officer and Chief Financial Officer have issued certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 in connection with this Form 10-K/A. The certifications are included in this Form 10-K/A as Exhibits 31 and 32.

Internal Control Considerations

In connection with the Restatement, management has re-evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2014 and the effectiveness of our internal control over financial reporting as of August 31, 2014 based on the framework in “Internal Control—Integrated Framework (1992 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such re-evaluation, management confirmed that the material weaknesses described in the Original Form 10-K continue to be material weaknesses as of the time of the re-evaluation, and that some of these same material weaknesses contributed to the Restatement. In addition, the re-evaluation concluded that an additional material weakness existed related to the determination and calculation of our embedded conversion feature derivative liability related to the issuance of certain convertible notes.

For a discussion of management’s consideration of our disclosure controls and procedures and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of the Form 10-K/A.

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

Further, any forward-looking statement speaks only as of November 24, 2014, the date on which the Original Form 10-K was filed, unless it is specifically otherwise stated to be made as of a different date, or refers to matters related to the Restatement (including consequences of our delay in filing the Second Quarter 2015 Form 10-Q).

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

•
On June 18, 2014, we entered into a nonbinding letter of intent with Sefton Resources, Inc. (“Sefton”) (the “Sefton LOI”) concerning the principal terms upon which our newly-formed subsidiary Tapia Holdings, LLC (“Tapia Holdings”) would acquire 80% of the common membership interests of Tapia, LLC, an entity which would own four oil and gas producing leases encompassing the Tapia Canyon field (“Tapia Assets”) and one development lease west of the Tapia Canyon field (“Eureka Assets”), and the accompanying production equipment, all located in California.  The Tapia Assets, Eureka Assets and equipment to be owned by Tapia, LLC (collectively, the “TEG Assets”) are currently owned by Sefton’s wholly-owned subsidiary, TEG Oil & Gas USA, Inc. (“TEG”) but will be contributed by TEG to Tapia, LLC in connection with the transaction contemplated by the Sefton LOI. We are working to raise the necessary funds to complete this transaction. As a result of a significant decrease in oil prices and other factors that have arisen since the date of the Sefton LOI, the parties are currently in discussions regarding possible adjustments to the transaction. We have made advances of $1,487,352 through November 13, 2014, to TEG in connection with this proposed acquisition.  Repayment of these advances are secured by a second priority security interest in the Tapia Assets, Eureka Assets and equipment described above, subordinate to loans made by Sefton and TEG’s senior lender, Bank of the West (“BOTW”)

•
During the year ended August 31, 2014, we raised funds as follows:  $980,288 through the sale of units comprised of stock and warrants, $930,000 through convertible notes payable and $221,000 from loans to related parties.  Subsequent to August 31, 2014, to November 13, 2014, we raised additional funds as follows: $50,000 of additional convertible notes payable, $95,000 of additional loans from related parties and $50,000 of units.

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

Years ended August 31, 2014 and 2013

Our net loss of $1,729,132 for the year ended August 31, 2014, was largely the result of being a development stage oil production company.  We incurred significant professional fees pursuing the litigation described in Item 3 (“Legal Proceedings”), pursuing the Tapia and Eureka oil properties’ acquisition, effecting the reverse acquisition of Hawker by SCNRG, acquiring HERLLC, and acquiring our partners’ 33.33 percent working interest in the DEEP Lease.  We also incurred professional fees and general and administrative costs associated with being a public company.  We accrued bonuses to the four principals of Hawker (these will remain unpaid until sufficient funds are accumulated); they received stock options during the year but no cash compensation.  The fiscal 2014 loss compares to a $41,991 loss in the comparable prior year period, which reflects solely SCNRG’s results in an inactive year.

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

Interest expense amounted to $94,966 for the year ended August 31, 2014, compared to $12,865 for the year ended August 31, 2013.   Included in the fiscal 2014 amount is $21,599 for cash interest expense on convertible notes payable, as described in Note 10 to the Financial Statements included elsewhere in this report, and $52,532 non-cash interest on one convertible note payable (principally accretion of discount).  There was no comparable amount in the 2013 period.  Also included in the fiscal 2014 period is $14,105 compared to $12,865 for prior year period for accretion of interest on the DEEP net profits interest payable.  Our share of the net profits interest payable increased from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014 as a result of acquiring additional working interest.  Going forward, interest expense on the NPI will remain relatively constant unless there is a reduction in the expected timeframe for repayment of the NPI, which would cause interest accretion to accelerate. Finally, included in the fiscal 2014 period is $6,730 for interest accrued on loans to related parties; there was none in the fiscal 2013 period.

Change in fair value of conversion option was $19,636 of income in the year ended August 31, 2014, compared to none in the comparable 2013 period.  Due to the terms of one new $350,000 convertible note payable, the conversion option was required to be bifurcated from the note payable and is shown as a separate liability on the balance sheet.  It is marked to fair value each quarter end, with the change in fair value recorded in the income statement.

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

Liquidity and Financial Condition

As of August 31, 2014, we had cash of $13,207, current assets of $1,382,825, current liabilities of $2,524,874 and a working capital deficit of $1,142,049.  During the year ended August 31, 2014, the Company had a net loss of $1,729,132, largely attributable to $837,127 in professional fees, $480,000 of accrued but unpaid bonuses and $296,926 of other general administrative costs, all as described above .

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of August 31, 2014, we had total current assets of $1,382,825 and a working capital deficit in the amount of $1,142,049. We incurred a net loss of $1,729,132 during the year ended August 31, 2014, and an accumulated net loss of $2,080,358 since the inception of SCNRG in December 2009.

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

Convertible Notes and Derivative Liabilities

The Company evaluates conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards.

The terms of a $350,000 convertible note payable issued in June 2014 include a provision that would reset the conversion price in the event Hawker issues equity securities (or debt convertible into equity) for a lesser price.  This conversion feature was required to be valued separately as a liability (shown on the balance sheet as “conversion option”) at its estimated fair value of $139,051 initially, creating a discount on the convertible note payable for the same amount.  Each reporting period, the conversion option’s fair value is remeasured, with the change in fair value being reported in the consolidated statement of operations.  Fair value determinations prepared using the Black-Scholes Pricing Model require assumptions related to interest rates, stock price, exercise price, term and volatilities.  The discount on the convertible note payable is accreted to interest expense over the term of the note.

In addition, the Company also evaluates convertible notes payable (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the professional standard “Accounting for Convertible Securities with Beneficial Conversion Features”.  Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.  To date, the Company has issued no convertible notes payable with beneficial conversion features.

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

We have audited the accompanying balance sheets of Hawker Energy, Inc. as of August 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawker Energy, Inc. as of August 31, 2014 and 2013 and the results of its operations, stockholders’ equity, and cash flows for the years then ended in conformity accounting principles generally accepted in the United States of America.

As discussed in Note 20, the financial statements have been restated to correct errors related to a derivative liability resulting from an embedded conversion feature in a note payable and the fair value of financial instruments footnote disclosures.

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

/s/ L.L. Bradford & Company, LLC
Las Vegas, Nevada
November 21, 2014 (except for the effect of the restatement discussed in Note 20 to the consolidated financial statements, for which the date is June 4, 2015)

HAWKER ENERGY, INC. (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
CONSOLIDATED BALANCE SHEETS

	August 31, 2014	August 31, 2013
	(As Restated)
ASSETS

Current assets:
Cash	$13,207	$8,298
Accounts receivable	42,815	18,755
Inventory	6,092	7,064
Prepaid expenses	22,389	2,658
Secured subordinated loan receivable, short term	1,298,322	-
Total current assets	1,382,825	36,775

Fixed assets:
Machinery and equipment, net of accumulated
depreciation of $19,605 and $15,179, respectively	14,269	13,156

Other assets:
Capitalized oil and gas properties, net of accumulated
depletion of $86,193 and $59,878, respectively	730,046	297,590

Deposits	5,000	-

Total assets	$2,132,140	$347,521

LIABILITIES AND (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$813,438	$31,018
Accrued bonuses	480,000	-
Net profits interest payable, current portion	20,065	12,109
Loans payable to related parties, short term	226,876	-
Convertible notes payable, short term, net of discount	862,450	-
Conversion option	122,045	-
Total current liabilities	2,524,874	43,127

Long term liabilities:
Loans payable to related parties, long term	-	89,833
Asset retirement obligations	168,110	103,299
Net profits interest payable, long term portion	149,039	112,488
Total long term liabilities	317,149	305,620

Total liabilities	2,842,023	348,747

Stockholders' (deficit):
Common stock; $0.001 par value; 750,000,000
shares authorized, 41,174,703 and 0
shares issued and outstanding, respectively	41,175	-
Common stock payable	50,000	-
Additional paid in capital	1,224,300	350,000
Accumulated deficit	(2,080,358)	(351,226)
Total stockholders' (deficit)	(764,883)	(1,226)
Non-controlling interest	55,000	-
Total (deficit)	(709,883)	(1,226)

Total liabilities and (deficit)	$2,132,140	$347,521

The accompanying notes are an integral part of these financial statements.

HAWKER ENERGY, INC. (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	August 31, 2014	August 31, 2013
	(As Restated)
Revenue:
Oil revenues	$125,587	$80,792

Expenses:
Direct operating costs	62,505	58,797
Depletion, depreciation and amortization	41,680	25,695
Professional fees	837,127	16,790
Bonuses	480,000	-
General and administrative expenses	296,926	8,636
Equity compensation expense	68,760	-
Total expenses	1,786,998	109,918

Net operating (loss)	(1,661,411)	(29,126)

Other (income) expense:
Interest (income)	(7,609)	-
Interest expense	94,966	12,865
Change in fair value of conversion option	(19,636)	-
Total other expense	67,721	12,865

Loss before income taxes	(1,729,132)	(41,991)
Provision for income taxes	-	-

Net loss	(1,729,132)	(41,991)
Net loss attributable to non-controlling interests	-	-
Net loss attributable to the Company	$(1,729,132)	$(41,991)

Net loss per common share - basic and diluted	$(0.05)	$(0.01)

Weighted average common shares outstanding -
basic and diluted	31,950,963	5,882,117

The accompanying notes are an integral part of these financial statements.

HAWKER ENERGY, INC. (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	August 31, 2014	August 31, 2013
	(As Restated)
Cash flows from operating activities:
Net loss	$(1,729,132)	$(41,991)
Depletion, depreciation and amortization	30,832	17,602
Accretion of asset retirement obligation	10,848	8,093
Accretion of net profits interest liability	14,104	12,865
Accretion of discount on convertible note payable	49,902	-
Change in fair value of conversion option	(19,636)	-
Other non-cash interest expense	2,630	-
Stock compensation expense	68,760	-
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Accounts receivable	(22,507)	(5,201)
Inventory	5,150	1,456
Prepaid expenses	(3,106)	(654)
Accounts payable and accrued expenses	809,601	14,714
Accrued bonuses	480,000	-
Net cash (used in) provided by operating activities	(302,554)	6,884

Cash flows from investing activities:
Cash acquired in Sara Creek acquisition	6,004	-
Cash acquired in Hawker acquisition	1,214	-
Acquisition of an additional working interest in DEEP Lease	(325,000)	-
Secured subordinated loan receivable	(1,290,727)	-
Net cash (used in) investing activities	(1,608,509)	-

Cash flows from financing activities:
Loans from related parties	221,000	17,500
Net proceeds from unit offering	738,416	-
Payments on net profits interest agreement	(28,444)	(23,908)
Proceeds from convertible notes	930,000	-
Proceeds from sale of non-controlling interest	55,000	-
Net cash provided by (used in) financing activities	1,915,972	(6,408)

Net change in cash	4,909	476

Cash, beginning	8,298	7,822

Cash, end	$13,207	$8,298

Supplemental disclosure of cash flow information:
Interest paid	$42,434	$12,865
Units issued to settle loans from related parties	$103,687	$-
Units issued to settle accounts payable	$188,185	$-
Value of convertible note payable assigned to conversion option	$139,051	$-

The accompanying notes are an integral part of these financial statements.

HAWKER ENERGY, INC. (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(As Restated)

								Total
	Common Stock		Common Stock Payable		Additional	Accumulated	Non-Controlling	Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Interest	(Deficit)

Balance, August 31, 2012	-	$-	-	$-	$350,000	$(309,235)	$-	$40,765
Net loss					-	(41,991)	-	(41,991)
Balance, August 31, 2013	-	-	-	-	350,000	(351,226)	-	(1,226)
Recapitalization on completion of acquisition of SCNRG	25,961,983	25,962	2,000,000	2,000	(26,336)	-	-	1,626
Issued to acquire Hawker	3,000,000	3,000	-	-	(138,199)	-	-	(135,199)
Issuance of common stock payable	2,000,000	2,000	(2,000,000)	(2,000)	-	-	-	-
Net proceeds from unit offering	10,212,720	10,213	-	-	970,075	-	-	980,288
Proceeds received for common stock payable	-	-	500,000	50,000	-	-	-	50,000
Stock compensation	-	-	-	-	68,760	-	-	68,760
Sale of non-controlling interest	-	-	-	-	-	-	55,000	55,000
Net loss	-	-	-	-	-	(1,729,132)	-	(1,729,132)
Balance, August 31, 2014 (Restated)	41,174,703	$41,175	500,000	$50,000	$1,224,300	$(2,080,358)	$55,000	$(709,883)

The accompanying notes are an integral part of these financial statements

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014
(RESTATED)

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
(RESTATED)

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
(RESTATED)

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

Convertible Notes and Derivative Liabilities

The Company evaluates conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards.

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014
(RESTATED)

The terms of a $350,000 convertible note payable issued in June 2014 include a provision that would reset the conversion price in the event Hawker issues equity securities (or debt convertible into equity) for a lesser price.  This conversion feature was required to be valued separately as a liability (shown on the balance sheet as “conversion option”) at its estimated fair value of $139,051 initially, creating a discount on the convertible note payable for the same amount.  Each reporting period, the conversion option’s fair value is remeasured, with the change in fair value being reported in the consolidated statement of operations.  Fair value determinations prepared using the Black-Scholes Pricing Model require assumptions related to interest rates, stock price, exercise price, term and volatilities.  The discount on the convertible note payable is accreted to interest expense over the term of the note.

In addition, the Company also evaluates convertible notes payable (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the professional standard “Accounting for Convertible Securities with Beneficial Conversion Features”.  Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.  To date, the Company has issued no convertible notes payable with beneficial conversion features.

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
(RESTATED)

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

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014
(RESTATED)

3.           GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of August 31, 2014, the Company had total current assets of $1,382,825 but a working capital deficit in the amount of $1,142,049. The Company incurred a net loss of $1,729,132 during the year ended August 31, 2014 and an accumulated net loss of $2,080,358 since inception.  The Company has earned insufficient revenues since inception and its cash resources are insufficient to meet its planned business objectives.

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
(RESTATED)

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
(RESTATED)

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
(RESTATED)

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
(RESTATED)

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
(RESTATED)

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
(RESTATED)

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
(RESTATED)

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

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014
(RESTATED)

10.           CONVERTIBLE NOTES PAYABLE, SHORT TERM

Convertible notes payable

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

Convertible notes payable, short term, consist of the following at August 31, 2014, and August 31, 2013; conversion features, security provisions and warrants to acquire common stock of Hawker are also set forth below:

	Issue Date	Maturity Date	August 31, 2014	August 31, 2013

CNP 1 (1) (2) (3)	June 25, 2014	November 30, 2014	$260,851	$-
CNP 2 (1) (2) (3)	May 30, 2014	November 30, 2014	250,000	-
CNP 3 (1) (3) (4)	July 17, 2014	June 30, 2015	100,000	-
CNP 4 (1) (2) (3) (4) (5)	July 17, 2014	July 10, 2015	100,000	-
CNP 5 (6)	May 13, 2014	May 13, 2016	50,000	-
CNP 6 (1) (2) (3) (4)	July 25, 2014	July 25, 2015	50,000	-
CNP 7 (1) (2) (3) (4)	August 28, 2014	July 25, 2015	30,000	-
			840,851	-
Accrued interest payable			21,599	-
Convertible notes payable, short term			$862,450	$-

(1) Convertible at any time at the option of the investor into “Conversion Units.” Each Conversion Unit consists of one share of common stock of Hawker and one warrant to purchase one-half share of common stock of Sara Creek at an exercise price of $0.25 per share. The number of Conversion Units into which the note is convertible is computed by dividing all of the then outstanding principal and accrued interest under the note by $0.10 (as appropriately adjusted for any stock splits, stock combinations or similar events).  Each warrant has a five-year life from the date the convertible note payable was issued.  In the event there is a future sale of common stock or instruments exchangeable for or convertible into common stock below the then current conversion price of the note, the conversion rate for CNP 1 shall be adjusted to that price.  In the case of CNP 1 and 2, the notes were amended September 18, 2014, to limit the conversion of a part or all of the convertible note payable at any one time to a maximum beneficial ownership in Hawker of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion.  The face amount of CNP 1 is $350,000.  CNP 1 and total convertible notes payable above are shown net of unamortized discount of $89,149, comprised of an initial discount of $139,051 recorded upon issuance of CNP 1 in June 2014 and accretion of discount of $49,902 for the period from June 2014 through August 31, 2014.   See “$350,000 Convertible Note Payable and Conversion Option (Derivative Liability)” below.

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
(RESTATED)

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

$350,000 Convertible Note Payable and Conversion Option (Derivative Liability)

On June 25, 2014, the Company negotiated a short-term convertible promissory note payable to an unrelated entity. Under the terms of the note, the Company received $350,000.  The repayment of the note is due on November 30, 2014. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal either in cash or, at the creditor’s option the note is convertible into “Conversion Units.” Each Conversion Unit consists of one share of common stock of Hawker and one warrant to purchase one-half share of common stock of Hawker at an exercise price of $0.25 per share. The number of Conversion Units into which the note is convertible is computed by dividing all of the then outstanding principal and accrued interest under the note by $0.10 (as appropriately adjusted for any stock splits, stock combinations or similar events).  Each warrant has a five-year life from the date the convertible note payable was issued.  The note has an anti-dilution provision that allows for the automatic reset of the conversion price upon any future sale of common stock or instruments exchangeable for or convertible into common stock below the then current conversion price of the note.  This note was amended September 18, 2014, to limit the conversion of a part or all of the convertible note payable at any one time to a maximum beneficial ownership in Hawker of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion.  This note is referred to as “CNP 1” in the prior section of this footnote.

The Company identified an embedded derivative related to the certain conversion price reset provision. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the note, the Company determined a fair value of $139,051 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Pricing Model based on the following assumptions:

Dividend yield:	0%
Volatility	178%
Risk free rate:	0.05%

The initial fair values of the embedded debt derivative of $139,051 was allocated as a debt discount and amortized using the effective interest method.  We amortized $49,902 as interest expense due to the accretion of the discount during year ended August 31, 2014. The unamortized discount as of August 31, 2014 was $89,149, which will be fully amortized during the year ended August 31, 2015.

The fair value of the described embedded derivative of $122,045 at August 31, 2014 was determined using the Black-Scholes Pricing Model with the following assumptions:

Dividend yield:	0%
Volatility	213%
Risk free rate:	0.03%

At August 31, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $19,636 for the year ended August 31, 2014.  At August 31, 2014, the $350,000 balance of the note was outstanding.

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014
(RESTATED)

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
(RESTATED)

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

Significant components of the deferred tax assets and liabilities are as follows:

	Year Ended August 31,
	2014	2013
Deferred tax assets:
Accounts payable and accrued expenses	$504,765	$-
Asset retirement obligations	5,992	-
Convertible note payable	20,333
Net operating loss carry-forward	477,153	-
Total deferred tax assets	1,008,243	-
Deferred tax liabilities:
Depreciation and basis differences	(37,088)	-
Conversion option	(6,929)
Total deferred tax liabilities	(44,017)
Net deferred tax assets	964,226	-
Valuation allowance	(964,226)	-
Net deferred tax assets	$-	$-

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

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014
(RESTATED)

14.            FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of August 31, 2014 and 2013. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the years ended August 31, 2014 and 2013.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loan receivable, accounts payable and accrued expenses, and loans and notes payable, approximate their fair market value based on the short-term maturity of these instruments. Non-financial assets and liabilities of the Company measured at fair value include long-lived assets (e.g., Oil and Gas properties) that are impaired in a currently reported period.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis, as of August 31, 2014 and 2013:

Assets and liabilities measured at fair
value on a recurring				Total
basis at August 31, 2014:				Carrying
	Level 1	Level 2	Level 3	Value

Total Assets	$-	$-	$-	$-

Liabilities
Conversion option	$-	$-	$122,045	$122,045
Total Liabilities	$-	$-	$122,045	$122,045

There were no assets nor liabilities measured at fair value on a recurring basis at August 31, 2013.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of August 31, 2014:

	2014	2013
Balance, August 31, 2013	$-	$-
Initial fair value of debt derivatives at note issuances	139,051
Initial fair value of additional derivative created through interest accrual	2,630
Extinguished derivative liability	-	-
Mark-to-market at August 31, 2014 -Embedded debt derivatives	(19,636)	-
Balance, August 31, 2014	$122,045	$-

Net gain for the period included in earnings relating to the liabilities held at August 31, 2014	$19,636	$-

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014
(RESTATED)

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
(RESTATED)

16.           STOCKHOLDERS’ (DEFICIT)

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
·
Up to 9,300,000 shares of common stock would be issuable if investors elect or are required to convert all of the $930,000 aggregate principal amount on or prior to maturity, with the number of shares issuable on conversion computed at a rate of $0.10 per share;

·
Up to an additional 4,400,000 shares of common stock would be issuable pursuant to warrants created if investors elect or are required to convert certain convertible note payables prior to or on maturity (which notes payable are included in the preceding paragraph) and pay us $0.25 per share on exercise; and

·
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
(RESTATED)

On May 14, 2014, 5,950,000 common stock options were issued to our officers and other key consultants.
·
Each option has a life of 10 years and a strike price of $0.10 per share.  One million stock options vest on December 15, 2014, with the balance of 4,950,000 stock options vesting one-third on each of May 13, 2015, 2016 and 2017.  There are no other options outstanding, and no options have vested to date.

·
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

·
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

·
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
·
Mr. Kristian Andresen is a director of Hawker and a significant shareholder.  Until October 25, 2013, he was also our CEO, and from October 25, 2013, until July 17, 2014, he was Secretary of Hawker.  Mr. Andresen has been actively providing services to Hawker since October 25, 2013.

·
Mr. Darren Katic is a director and Chief Executive Officer and Chief Financial Officer of Hawker.  He was a member of SCNRG, which we acquired on October 25, 2013, and at which point Mr. Katic became a director, officer and a significant shareholder of Hawker.

·	Manhattan Holdings, LLC (“Manhattan”) was a member of SCNRG, which Hawker acquired on October 25, 2013, at which point Manhattan became a significant shareholder.
·
Mr. Charles Moore was a managing member of HERLLC until Hawker acquired his interest on January 1, 2014, at which point he became a significant shareholder of Hawker.  Mr. Moore has been actively providing services to Hawker since that date.

·
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
(RESTATED)

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

Unit Sales

The following unit sale transactions involved related parties:
·	On January 10, 2014, Messrs. Katic and Tywoniuk purchased 380,000 and 500,000 units of Hawker for $38,000 and $50,000 respectively. In addition, Manhattan acquired 900,000 units of Hawker for $90,000.
·
On January 31, 2014, Mr. Andresen agreed to settle $15,000 owing to him by Hawker, as of the date of SCNRG’s acquisition of Hawker, in exchange for 150,000 units, and on April 9, 2014, Mr. Katic agreed to settle $16,625 owing to him in exchange for 166,250 units.

·
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

·
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
(RESTATED)

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

See also Note 19, Subsequent Events.

18.           PRO FORMA FINANCIAL INFORMATION

The following table presents unaudited pro forma consolidated information, adjusted for the reverse acquisition of Hawker (Note 4) and the acquisition of an additional 33.33% interest in DEEP Lease (Note 6), as if the acquisitions had occurred on September 1, 2012:

	Year Ended August 31,
	2014	2013
Revenue	$150,802	$125,116
Net loss	$(1,745,624)	$(184,149)
Loss per share	$(0.05)	$(0.01)

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
(RESTATED)

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

See also Note 2, Non-Controlling Interest, and Note 17, Related Party Transactions.

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014
(RESTATED)

Amendment Of HERLLC Option Agreement

On October 10, 2014, Hawker authorized an amendment (the “Amendment”) to the Amended and Restated Option Agreement (“Option Agreement”) dated November 20, 2013, among Hawker, Darren Katic (a director, officer and significant stockholder of Hawker), and Charles Moore (a significant stockholder of Hawker).  Under the original terms of the Option Agreement (see Note 5), Messrs. Katic and Moore were entitled to, in the aggregate, up to 33,000,000 additional shares of our common stock upon the consummation of certain Potential Follow-on Transactions. The Amendment waived all of the follow-on transaction requirements and authorized the immediate issuance to Messrs. Katic and Moore of the full 33,000,000 shares (16,500,000 each). Of those shares, we hold 19,000,000 shares in escrow, to be released as follows: (i) 10,000,000 shares upon completion of the acquisition of the assets of TEG Oil & Gas, Inc. (located in the Tapia Field, Los Angeles County, California), and (ii) 9,000,000 shares upon completion, on or before December 31, 2017, of any one of the transactions evaluated by HERLLC, our wholly-owned subsidiary, prior to its reorganization with Hawker, including a transaction resulting in Hawker ownership of oil and gas lease interests in any one of the following unique oil fields: Cat Canyon (leases Tognazzini, Wickenden, Los Alamos, GWP, and those immediately adjacent to, in each case, in Santa Barbara County), Santa Maria (T 11N, R 36W extending southeast through T9N R33W in Santa Barbara County), Casmalia (leases Tompkins, Peshine, and those immediately adjacent to, in each case, in Santa Barbara County), North Lost Hills (Sections 12 & 13, T25S, R19E, and Sections 7 & 18, T25S, R 20E, totaling 1,500 acres in Kern County CA), Maricopa (McFarland and Jameson leases totaling 40 acres in Kern County), Pine Meadows (Section 1 Township 31 South Range 22E in Kern County) or Torrance (Joughin and South Torrance Units in totaling 900 acres in Los Angeles County). Waiver of the follow-on transaction requirements and the immediate issuance of the remaining shares are meant to simplify our common shareholding structure and share count and to assist in our capital raising efforts.

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

20.           RESTATEMENT

In connection with the preparation of our consolidated interim quarterly financial statements for the fiscal quarter ended February 28, 2015, we determined that certain entries related to embedded conversion features in certain of our convertible notes with respect to the previously filed financial statements contained in the Original Form 10-Q and the Original Form 10-K were not properly accounted for under U.S. generally accepted accounting principles (“U.S. GAAP”). As further described below, these errors affect the fiscal year ended August 31, 2014, as well as the fiscal quarter ended November 30, 2014. Due to these errors, we determined in May 2015 to restate our consolidated financial statements for the fiscal year ended August 31, 2014, and the fiscal quarter ended November 30, 2014, and that the previously filed financial statements for these periods (including those contained in the Original Form 10-K and the Original Form 10-Q) should no longer be relied upon. This Form 10-K/A contains restated consolidated financial statements for the fiscal year ended August 31, 2014.

Contemporaneously with the filing of this Form 10-K/A, the Company is filing an amendment to the Form 10-Q/A, which amendment contains restated interim consolidated financial statements for the fiscal quarter ended November 30, 2014. The corrections of the additional errors in this Form 10-Q/A and the Form 10-K/A are referred to herein as the “Restatement.”

Background of Restatement

During the third quarter of fiscal year 2015, our management noted that the Company’s accounting for certain convertible notes included embedded derivatives that should be bifurcated and accounted for separately.  As a result, we reviewed accounting for these convertible notes and the related entries in prior periods. In connection with this review, we also further considered the applicable accounting methodology related to convertible notes. As further described below, after performing this review, we determined that errors existed relating to the accounting for the embedded conversion feature. After analyzing the errors, we determined to restate our financial statements as described herein.

HAWKER ENERGY, INC.  (FORMERLY KNOWN AS SARA CREEK GOLD CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED AUGUST 31, 2014
(RESTATED)

These financial statements have been restated to correct an error in the year ended August 31, 2014 relating to a derivative liability created upon the issuance of a $350,000 convertible note in June 2014 (the “June 2014 Convertible Note”).  The June 2014 Convertible Note includes an anti-dilution provision that allows for the automatic reset of the conversion price upon any future sale of common stock or instruments exchangeable for or convertible into common stock below the then current conversion price of the June 2014 Convertible Note. Hawker has now concluded that accounting standards require the fair value of the conversion option to be recorded as a derivative liability upon issuance, creating a discount on the June 2014 Convertible Note.  The derivative liability is adjusted to fair value each quarter end, and the discount is accreted to interest expense over the term of the June 2014 Convertible Note.  The correction of the error increased net loss by $32,896 for the year ended August 31, 2014.  The impact of the restatement on the impacted line items is shown in the tables below.  The changes impacted the financial statements as of and for the year ended August 31, 2014 and not prior periods.

Balance Sheet items
	As originally reported	Adjustment	As restated
As at August 31, 2014
Convertible notes payable, short term	$951,599	$(89,149)	$862,450
Conversion option	$-	$122,045	$122,045
Accumulated deficit	$(2,047,462)	$(32,896)	$(2,080,358)

Statement of Operations items
	As originally reported	Adjustment	As restated
Year ended August 31, 2014
Interest expense	$42,434	$52,532	$94,966
Change in fair value of conversion option (income)	$-	$(19,636)	$(19,636)
Net income (loss)	$(1,696,236)	$(32,896)	$(1,729,132)

Statement of Cash Flow items
	As originally reported	Adjustment	As restated
Year ended August 31, 2014
Net income (loss)	$(1,696,236)	$(32,896)	$(1,729,132)
Adjustment to reconcile net income to cash provided by operating activities:
Accretion of discount on convertible notes payable	$-	$49,902	$49,902
Change in fair value of conversion option	$-	$(19,636)	$(19,636)
Other non-cash interest expense	$-	$2,630	$2,630
Net cash (used in) operating activities	$(302,554)	$-	$(302,554)

In addition, Note 3 – Going Concern, Note 10 – Convertible Notes Payable, Short Term, Note 13 – Income Taxes, Note 14 – Fair Value of Financial Instruments, and Note 18 – Pro Forma Financial Information were updated for the restatement adjustments above, and Note 2 – Summary of Significant Accounting Policies was updated to add “Convertible Notes and Derivative Liabilities”.

Note 14 – Fair Value of Financial Instruments was also amended to disclose in the table only those assets and liabilities that are measured at fair value on a recurring basis.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Background of Restatement

In connection with the Company’s preparation of its financial statements for the fiscal quarter ended February 28, 2015, the Company determined that two convertible notes payable included embedded conversion features that required bifurcation and separate liability accounting.   One convertible note payable was issued in June 2014 and one in November 2014.  With respect to the previously filed consolidated financial statements contained in the Original Form 10-K for the year ended August 31, 2014 and contained in the Form 10-Q for the quarter ended November 30, 2014 (“Original Form 10-Q”), these embedded conversion features were not properly accounted for under U.S. GAAP.  In addition, the Company did not properly determine the fair value of financial instruments disclosure in the footnotes to the consolidated financial statements.  Due to these errors, the Company determined in May 2015 to restate its consolidated financial statements for the fiscal years ended August 31, 2014 and the fiscal quarter ended November 30, 2014, and that the previously filed financial statements for these periods (including those contained in the Original Form 10-K and Original Form 10-Q) should no longer be relied upon.  Contemporaneously with the filing of this Form 10-K/A, the Company is filing an amendment to its Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2014 (the “2015 First Quarter Form 10-Q/A”), which amendment contains restated consolidated interim financial statements for the fiscal quarter ended November 30, 2014.  The correction of the errors in this Form 10-K/A is referred to herein as the “Restatement”.  The errors corrected by the Restatement are described more fully in Note 20 to the consolidated financials statements contained in this Annual Report on Form 10-K/A.

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

In connection with the preparation and filing this Form 10-K/A, the Company’s management, including our Chief Executive Officer (who is also our Chief Financial Officer), has re-evaluated the effectiveness of our internal control over financial reporting as of August 31, 2014. This re-evaluation confirmed that the material weaknesses described in the Original Form 10-K continue to be material weaknesses as of the time of the re-evaluation, and that some of these same material weaknesses contributed to the Restatement. In addition, the re-evaluation concluded that additional material weaknesses existed relating to the calculation of derivative liability related to embedded conversion feature in one convertible notes payable (as of August 31, 2014), and to the fair value of financial instruments footnote disclosure, which also contributed to the Restatement. As a result, our management continues to conclude that, because of the material weaknesses described below, the Company’s internal control over financial reporting was not effective as of August 31, 2014.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s evaluation of our internal control over financial reporting described above, our management has identified the following deficiencies that it believes constituted individually, and in the aggregate, material weaknesses in our internal control over financial reporting as of August 31, 2014:

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

3.	Lack of control procedures and documentation thereof.

4.	Error in calculation of derivative liability related to embedded conversion feature in certain convertible notes payable.

5.	Error in determination of fair value of financial instruments.

Until we increase the size and scale of our operations, the foregoing material weaknesses are expected to continue.  We will however in the future engage outside accounting professionals, as may be necessary and advisable, to assist us in evaluating more complex accounting matters including derivatives, and we will increase our use of manual mitigating control procedures and employ any additional tools and resources deemed necessary to provide assurance that our financial statements be fairly stated in all material respects.

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

As of November 13, 2014, below are the name and certain information regarding our executive officers and directors.

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

Change of Control Agreements

None.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information about outstanding equity awards held by our Named Executive Officer as of August 31, 2014:

Option Awards
	Number of Securities Underlying Unexercised Options
Name	Exercisable (#)	Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Darren Katic	0	600,000 (1)	0.10	May 13, 2024
Kristian Andresen (2)	0	1,000,000 (3)	0.10	May 13, 2024

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

Item 15	Exhibits, Financial Statement Schedules

Number	Exhibit

3.1	Articles of Incorporation (1), as amended by the Certificate of Amendment (2)
3.2	Bylaws (3)
10.1	Agreement and Plan of Reorganization dated September 18, 2013 (4)
10.2	Form of Warrant (U.S. Investor) for Unit Sale (5)
10.3	Form of Warrant (Non-U.S. Investor) for Unit Sale (6)
10.4	Secured Convertible Promissory Note issued by Sara Creek Gold Corp. in favor of Oceanside Strategies dated May 30, 2014 (7)
10.5	Amended and Restated Secured Convertible Promissory Note issued by Sara Creek Gold Corp. in favor of Oceanside Strategies dated June 23, 2014 the aggregate amount of $250,000 (a)
10.6	Second Amended and Restated Secured Convertible Promissory Note issued by Sara Creek Gold Corp. in favor of Oceanside Strategies dated September 18, 2014 in the aggregate amount of $250,000 (b)
10.7	Amended and Restated Secured Convertible Promissory Note issued by Sara Creek Gold Corp. in favor of Oceanside Strategies dated June 25, 2014 in the aggregate amount of $350,000 (9)
10.8	Second Amended and Restated Secured Convertible Promissory Note issued by Sara Creek Gold Corp. in favor of Oceanside Strategies dated September 18, 2014 in the aggregate amount of $350,000
10.9	Promissory Note, dated July 7, 2014, issued by Sara Creek in favor of Darren Katic (10)
10.10#	2014 Stock Plan (11)
10.11#	Form of Stock Option Agreement under 2014 Stock Plan (12)
10.12#	Stock Option Agreement between Sara Creek Gold Corp. and Smed Capital Corp., dated July 17, 2014 (c)
10.13	Secured Subordinated Note Due July 31, 2014, issued by TEG Oil & Gas USA, Inc. in favor of Tapia Holdings, LLC dated June 2, 2014 (13)
10.14	Amended and Restated Security Agreement, by and among Tapia Holdings, LLC and TEG Oil & Gas USA, Inc. dated June 2, 2014 (14)
10.15	Subordination and Intercreditor Agreement by and among Tapia Holdings, LLC, TEG Oil & Gas USA, Inc., Sefton Resources, Inc., TEG MidContinent, Inc., and Bank of the West dated June 2, 2014 (15)
10.16	Secured Subordinated Note Due December 29, 2014, issued by TEG Oil & Gas USA, Inc. in favor of Tapia Holdings, LLC dated June 27, 2014(16)
10.17	Second Amended and Restated Security Agreement, by and among Tapia Holdings, LLC and TEG Oil & Gas USA, Inc. dated June 27, 2014(17)
10.18	Convertible Promissory Note, dated July 17, 2014, issued to Robert Katic (18)
10.19	Convertible Promissory Note, dated July 17, 2014, issued to Zev Capital (19)
10.20	Third Amended and Restated Security Agreement, by and among Tapia Holdings, LLC and TEG Oil & Gas, USA, Inc. dated August 29, 2014. (d)
10.21	Option Agreement regarding Hawker Energy (Rincon), LLC (formerly known as Hawker Energy, LLC), dated October 15, 2013 (20)
10.22
Amended and Restated Option Agreement regarding Hawker Energy (Rincon), LLC (formerly known as Hawker Energy, LLC), dated November 20, 2013, among Darren Katic, Charles Moore and Sara Creek Gold Corp. (21)

21	Subsidiaries (e)
23.1	Consent of Chapman Petroleum Engineering Ltd.
23.2	Consent of Independent Registered Public Accounting Firm
31	Rule 13a-14(a) Certification of Chief Executive and Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive and Chief Financial Officer
99.1	Reserve Report of Chapman Petroleum Engineering Ltd. (f)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed on October 22, 2007
(2)	Incorporated by reference to Appendix A of the Company’s Definitive Information Statement on Schedule 14C filed on August 20, 2014.
(3)	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed on October 22, 2007
(4)	Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated September 23, 2013.
(5)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 16, 2014.
(6)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 16, 2014.
(7)	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 5, 2014.
(8)	Reserved
(9)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 8, 2014.
(10)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 8, 2014.
(11)	Incorporated by reference to Appendix B of the Company’s Definitive Information Statement on Schedule 14C filed on August 20, 2014.
(12)	Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q for the quarterly period ended May 31, 2014, filed July 15, 2014
(13)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 5, 2014.
(14)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 5, 2014.
(15)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 5, 2014.
(16)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 1, 2014.
(17)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 1, 2014.
(18)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 21, 2014.
(19)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 21, 2014.
(20)	Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed on October 21, 2013.
(21)	Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed on November 29, 2013.

(a)	Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed on November 24, 2014.
(b)	Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed on November 24, 2014.
(c)	Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed on November 24, 2014.
(d)	Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed on November 24, 2014.
(e)	Incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K filed on November 24, 2014.
(f)	Incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K filed on November 24, 2014.

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

Hawker Energy, Inc.

Date: June 4, 2015	/s/ Darren Katic
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
June 4, 2015

/s/ Kristian Andresen
Kristian Andresen
Director
June 4, 2015