Form 10-Q/A
period 2014-11-30
HAWKER ENERGY, INC.
filed 2015-06-04
CIK 1415286

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

EXPLANATORY NOTE

Hawker Energy, Inc., together with its consolidated subsidiaries, the “Company,” sometimes referred to as “we”, “us” or “our”) is filing this amendment (this “Amendment” or “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2014, which was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on January 20, 2015 (the “Original Form 10-Q”).

The purpose of this Amendment No. 1 to Form 10-Q/A (“Form 10-Q/A”) is to amend and restate audited financial statements and related disclosures in the Original Form 10-Q to properly account for a $350,000 convertible note payable and a $25,000 convertible note payable, each of which contains a conversion price protection mechanism, creating an embedded conversion option that requires bifurcation and separate accounting for the derivative liability due to the conversion feature. Due to these errors, we determined in May 2015 to restate our condensed consolidated financial statements for the fiscal year ended August 31, 2014 and the fiscal quarter ended November 30, 2014, and that the previously filed financial statements for these periods (including those contained in the original Annual Report on Form 10-K for the year ended August 31, 2014 (“Original Form 10-K”) and the Original Form 10-Q) should no longer be relied upon. This Form 10-Q/A contains restated condensed consolidated interim financial statements for the fiscal quarter ended November 30, 2014.  In addition, we have corrected the determination of the fair value of financial instruments disclosed in the footnotes to the condensed consolidated financial statements.  Together, we refer to these corrections as the “Restatement”.  Refer also to the Annual Report on Form 10-K/A for the fiscal year ended August 31, 2014 (“Form 10-K/A”), for a restatement of similar nature.

This Form 10-Q/A restates the Original Form 10-Q in its entirety.  It includes both items that have been changed as a result of the amended disclosures and items that are unchanged from the Original Form 10-Q.  Other than the revision of the disclosures as discussed below and expressly set forth herein, the Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date.  This Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K, including the Form 10-K/A for the fiscal year ended August 31, 2014.

The following are the items that have changed, and if applicable the specific portion of the items that have changed:

•	Part I, Item 1 – Financial Statements and Supplementary Data:

o
A Restatement footnote (Note 20) to the condensed consolidated financial statements has been added to indicate the changes in the financial statement line items and footnotes.  Reference should be made to this footnote to see the particulars of what has changed in Item 2 as a result of the Restatement.

•	Part 1, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations:

o
“Results of Operations” has been updated to reflect an $18,828 increase in net loss arising from an increased in interest expense partially offset by a favorable change in fair value of the conversion option.

o	“Liquidity and Financial Condition” and “Going Concern” has been updated to reflect the corresponding changes in current liabilities, working capital deficit, net loss and accumulated deficit.

•	Part I, Item 4 – Controls and Procedures:

o
In connection with the Restatement, management has re-evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2014, and continuing as of November 30, 2014.  Based on such re-evaluation, management confirmed that the material weaknesses described in the Original Form 10-K and the Original form 10-Q continue to be material weaknesses as of the time of the re-evaluation, and that some of these same material weaknesses contributed to the Restatement. In addition, the re-evaluation concluded that two additional material weaknesses existed related to (i) the calculation of our derivative liability due to embedded conversion feature in certain of our convertible notes, which contributed to the Restatement; and (ii) the proper determination of the fair value of financial instruments measured at fair value on a recurring basis, as disclosed in the footnotes to the financial statements in Part I, Item I of this Form 10-Q/A.

•	Part II, Item 6 - Exhibits:

o	The exhibit list has been updated to reflect which exhibits were filed with the Original Form 10-Q and which new exhibits are included, being the certifications below.

•	Attached as Exhibits 31 and 32 to this Form 10-Q/A are updated and revised certifications of our Chief Executive and Financial Officer.

The correction of the errors described above is further discussed in Note 20 to the condensed consolidated financial statements included in Part I, Item 1 herein and in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other than this Form 10-Q/A and the Form 10-K/A, we do not intend to file any other amended reports in connection with the Restatement. All of our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q will reflect the restated information included in this Form 10-Q/A and the Form 10-K/A, as applicable.

Other than with respect to matters related to the Restatement (including consequences of our delay in filing the Form 10-Q for the quarter ended February 28, 2015), this Form 10-Q/A generally does not reflect events that have occurred after January 20, 2015, the filing date of the Original Form 10-Q, or modify or update the disclosures presented in the Original Form 10-Q, except to reflect the effects of the Restatement. Accordingly, this Form 10-Q/A should be read in conjunction with (i) our Current Reports on Form 8-K filed with the Commission since January 20, 2015, and (ii) the August 31, 2014 Form 10-K/A.

Our Chief Executive Officer and Chief Financial Officer have issued certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 in connection with this Form 10-Q/A. The certifications are included in this Form 10-Q/A and Exhibits 31 and 32.

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

For a discussion of management’s consideration of our disclosure controls and procedures and the material weaknesses identified, see Part I, Item 4 of this Form 10-Q/A, as well Part II, Item 9A, “Controls and Procedures” of the Form 10-K/A.

HAWKER ENERGY, INC.
FOR THE FISCAL QUARTER ENDED
NOVEMBER 30, 2014

PART I

Item 1	Financial Statements

HAWKER ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2014	August 31, 2014
	(As Restated)
ASSETS

Current assets:
Cash	$6,604	$13,207
Accounts receivable	40,672	42,815
Inventory	6,452	6,092
Prepaid expenses	3,763	22,389
Secured subordinated loan receivable, short term	1,505,451	1,298,322
Total current assets	1,562,942	1,382,825

Fixed assets:
Machinery and equipment, net of accumulated
depreciation of $20,815 and $19,605, respectively	22,311	14,269

Other assets:
Capitalized oil and gas properties, net of accumulated
depletion of $93,176 and $86,193, respectively	723,063	730,046

Deposits	5,000	5,000

Total assets	$2,313,316	$2,132,140

LIABILITIES AND (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,272,854	$813,438
Accrued bonuses	480,000	480,000
Net profits interest payable, current portion	20,570	20,065
Loans payable to related parties, short term	332,182	226,876
Convertible notes payable, short term, net of discounts	984,504	862,450
Conversion option	97,398	122,045
Total current liabilities	3,187,508	2,524,874

Long term liabilities:
Asset retirement obligations	171,682	168,110
Net profits interest payable, long term portion	143,704	149,039
Total long term liabilities	315,386	317,149

Total liabilities	3,502,894	2,842,023

Stockholders' (deficit):
Common stock; $0.001 par value; 750,000,000
shares authorized, 74,674,703 and 41,174,703
shares issued and outstanding, respectively	74,675	41,175
Common stock payable	-	50,000
Additional paid in capital	2,328,899	1,224,300
Accumulated (deficit)	(3,728,621)	(2,080,358)
Total stockholders' (deficit)	(1,325,047)	(764,883)
Non-controlling interest	135,469	55,000
Total (deficit)	(1,189,578)	(709,883)

Total liabilities and (deficit)	$2,313,316	$2,132,140

The accompanying notes are an integral part of these financial statements.

HAWKER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended
	November 30, 2014	November 30, 2013
	(As Restated)
Revenue:
Oil revenues	$10,294	$25,764

Expenses:
Direct operating costs	15,996	12,972
Depletion, depreciation and amortization	11,036	8,110
Professional fees	430,563	71,071
General and administrative expenses	74,527	6,231
Equity compensation expense	1,088,179	-
Total expenses	1,620,301	98,384

Net operating (loss)	(1,610,007)	(72,620)

Other (income) expense:
Interest (income)	(10,504)	-
Interest expense	92,953	3,413
Change in fair value of conversion option	(34,662)	-
Total other expense	47,787	3,413

Loss before income taxes	(1,657,794)	(76,033)
Provision for income taxes	-	-

Net loss	(1,657,794)	(76,033)
Net loss attributable to non-controlling interests	9,531	-
Net loss attributable to the Company	$(1,648,263)	$(76,033)

Net loss per common share - basic and diluted	$(0.03)	$-

Weighted average common shares outstanding -
basic and diluted	60,064,813	17,654,293

The accompanying notes are an integral part of these financial statements.

HAWKER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended
	November 30, 2014	November 30, 2013
	(As Restated)
Cash flows from operating activities:
Net loss	$(1,657,794)	$(76,033)
Depletion, depreciation and amortization	7,464	5,915
Accretion of asset retirement obligation	3,572	2,195
Accretion of net profits interest liability	4,104	3,041
Accretion of discount on convertible note payable	50,893	-
Change in fair value of conversion option	(34,662)	-
Other non-cash interest expense	2,597	-
Stock compensation expense	1,088,179	-
Other	13,000	-
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Accounts receivable	2,143	(1,493)
Inventory	369	3,427
Prepaid expenses	5,626	2,295
Accounts payable and accrued expenses	487,717	71,101
Net cash (used in) provided by operating activities	(26,792)	10,448

Cash flows from investing activities:
Cash acquired in Hawker acquisition	-	6,004
Purchase of fixed assets	(9,252)	-
Secured subordinated loan receivable	(196,625)	-
Net cash (used in) provided by investing activities	(205,877)	6,004

Cash flows from financing activities:
Loans from related parties, short term	105,000	-
Repayment of loans from related parties, short term	(10,000)
Payments on net profits interest agreement	(8,934)	(5,957)
Proceeds from convertible notes	50,000	-
Proceeds from sale of non-controlling interest	90,000	-
Net cash provided by (used in) financing activities	226,066	(5,957)

Net change in cash	(6,603)	10,495

Cash, beginning	13,207	8,298

Cash, end	$6,604	$18,793

Supplemental disclosure of cash flow information:
Interest paid	$4,104	$3,041
Value of convertible note payable assigned to conversion option	$7,418	$-

The accompanying notes are an integral part of these financial statements.

HAWKER ENERGY, INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)
(As Restated)

								Total
	Common Stock		Common Stock Payable		Additional	Accumulated	Non-Controlling	Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Interest	(Deficit)

Balance, August 31, 2013	-	$-	-	$-	$350,000	$(351,226)	$-	$(1,226)
Recapitalization on completion of acquisition of SCNRG	25,961,983	25,962	2,000,000	2,000	(26,336)	-	-	1,626
Issued to acquire Hawker Energy (Rincon), LLC	3,000,000	3,000	-	-	(138,199)	-	-	(135,199)
Issuance of common stock payable	2,000,000	2,000	(2,000,000)	(2,000)	-	-	-	-
Net proceeds from unit offering	10,212,720	10,213	-	-	970,075	-	-	980,288
Proceeds received for common stock payable	-	-	500,000	50,000	-	-	-	50,000
Stock option compensation	-	-	-	-	68,760	-	-	68,760
Sale of non-controlling interest	-	-	-	-	-	-	55,000	55,000
Net loss attributable to the Company	-	-	-	-	-	(1,729,132)	-	(1,729,132)
Balance, August 31, 2014 (Restated)	41,174,703	41,175	500,000	50,000	1,224,300	(2,080,358)	55,000	(709,883)
Proceeds received for common stock payable	500,000	500	(500,000)	(50,000)	49,420	-	-	(80)
Equity compensation pursuant to HERLLC Option
Agreement	33,000,000	33,000	-	-	997,500	-	-	1,030,500
Stock option compensation	-	-	-	-	57,679	-	-	57,679
Sale of non-controlling interest	-	-	-	-	-	-	90,000	90,000
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(9,531)	(9,531)
Net loss attributable to the Company	-	-	-	-	-	(1,648,263)	-	(1,648,263)
Balance, November 30, 2014 (Restated)	74,674,703	$74,675	-	$-	$2,328,899	$(3,728,621)	$135,469	$(1,189,578)

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

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2015. The balance sheet at August 31, 2014, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Amended Form 10-K/A. The notes to the unaudited condensed consolidated financial statements are presented on a continuing basis unless otherwise noted.

The unaudited interim financial statements should be read in conjunction with our Annual Report on Form 10-K/A for the year ended August 31, 2014, which contains audited financial statements and notes thereto.

Principles Of Consolidation

Our acquisition of SCNRG by Hawker on October 25, 2013, has been accounted for as a reverse acquisition whereby SCNRG is the accounting acquirer effectuating a recapitalization of Hawker.  Therefore, our condensed consolidated financial statements include the historic accounts of SCNRG, and consolidated with ours beginning October 25, 2013.

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

Professional standards generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards.

The terms of a $350,000 convertible note payable issued in June 2014 and a $25,000 convertible note issued in November 2014 include a provision that would reset the conversion price in the event Hawker issues equity securities (or debt convertible into equity) for a lesser price.  This conversion feature was required to be valued separately as a liability (shown on the balance sheet as “conversion option”) at its estimated initial fair value of $146,469, creating a discount on the convertible note payable for the same amount.  Each reporting period, the conversion option’s fair value is remeasured, with the change in fair value being reported in the consolidated statement of operations.  Fair value determinations prepared using the Black-Scholes Pricing Model require assumptions related to interest rates, stock price, exercise price, term and volatilities.  The discount on the convertible note payable is accreted to interest expense over the term of the note.

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
(RESTATED)

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

3.           GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2014, the Company had total current assets of $1,562,942 but a working capital deficit in the amount of $1,624,566. The Company incurred a net loss of $1,648,263 for the three months ended November 30, 2014 and an accumulated net loss of $3,728,621 since inception.  The Company has earned insufficient revenues since inception and its cash resources are insufficient to meet its planned business objectives.
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

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED
(RESTATED)

The Potential Follow-On Transactions described above were dependent on a number of variables that were not within our control and, as a result, none of the transactions were deemed by us to be reasonably possible as of January 1, 2014 (the date of our acquisition of HERLLC).  Each of the Potential Follow-On Transactions described above, if consummated, would constitute a transaction separate and independent from our acquisition of HERLLC pursuant to the option.  Any shares of our common stock that may be issued upon the consummation of any of the Potential Follow-On Transactions (or pursuant to the terms of the October 10, 2014, amendment described below) will constitute expensed costs incurred concurrently with consummation of the applicable follow-on transaction (as opposed to incremental consideration for our acquisition of HERLLC)

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
(RESTATED)

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
(RESTATED)

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
(RESTATED)

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
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED
(RESTATED)

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

Convertible notes payable, short term, consist of the following at November 30, 2014, and August 31, 2014; conversion features, security provisions and warrants to acquire common stock of Hawker are also set forth below:

	Issue Date	Maturity Date	November 30, 2014	August 31, 2014

CNP 1 (1) (2) (3)	June 25, 2014	November 30, 2014	$309,228	$260,851

CNP 2 (1) (2) (3)	May 30, 2014	November 30, 2014	250,000	250,000

CNP 3 (1) (3) (4)	July 17, 2014	June 30, 2015	100,000	100,000

CNP 4 (1) (2) (3) (4) (5)	July 17, 2014	July 10, 2015	100,000	100,000

CNP 5 (6)	May 13, 2014	May 13, 2016	50,000	50,000

CNP 6 (1) (2) (3) (4)	July 25, 2014	July 25, 2015	50,000	50,000

CNP 7 (1) (2) (3) (4)	August 28, 2014	July 25, 2015	30,000	30,000

CNP 8 (1)(3)(4)	September 26, 2014	September 26, 2015	25,000	-

CNP 9 (1)(2)(3)	November 3, 2014	May 3, 2015	20,098	-
			934,326	840,851
Accrued interest payable			50,178	21,599

Convertible notes payable, short term			$984,504	$862,450

(1) Convertible at any time at the option of the investor into “Conversion Units.” Each Conversion Unit consists of one share of common stock of Hawker and one warrant to purchase one-half share of common stock of Sara Creek at an exercise price of $0.25 per share. The number of Conversion Units into which the note is convertible is computed by dividing all of the then outstanding principal and accrued interest under the note by $0.10 (as appropriately adjusted for any stock splits, stock combinations or similar events).  Each warrant has a five-year life from the date the convertible note payable was issued.  In the event there is a future sale of common stock or instruments exchangeable for or convertible into common stock below the then current conversion price of the note, the conversion rate for CNP 1 shall be adjusted to that price.  In the case of CNP 1 and 2, the notes were amended September 18, 2014, to limit the conversion of a part or the entire convertible note payable at any one time to a maximum beneficial ownership in Hawker of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion.  CNP 9 is similarly limited.  The face amount of CNP 1 is $350,000.  CNP 1 is shown net of unamortized discount of $40,772, comprised of an initial discount of $139,051 recorded upon issuance of CNP 1 in June 2014 and accretion of discount of $98,279 for the period from June 2014 through November 30, 2014.   CNP 9  has  a face value of $25,000 and is shown net of unamortized discount of $4,902 comprised of an initial discount of $7,418 recorded upon issuance of CNP 9 in November 2014 and accretion of discount of $2,516 in November 2014.  Total unamortized discount at November 30, 2014 is $45,674 compared to $89,149 at August 31, 2014.  See “$350,000 and $25,000 Convertible Notes Payable and Conversion Options (Derivative Liabilities)” below.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED
(RESTATED)

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

$350,000 and $25,000 Convertible Notes Payable and Conversion Options (Derivative Liabilities)

On June 25, 2014, and November 3, 2014, the Company negotiated short-term convertible promissory notes payable to an unrelated entity. Under the terms of the notes, the Company received $350,000 and $25,000 respectively.  The repayment of the notes is due on November 30, 2014 and May 3, 2014, respectively. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal either in cash or, at the creditor’s option the note is convertible into “Conversion Units.” Each Conversion Unit consists of one share of common stock of Hawker and one warrant to purchase one-half share of common stock of Hawker at an exercise price of $0.25 per share. The number of Conversion Units into which the note is convertible is computed by dividing all of the then outstanding principal and accrued interest under the note by $0.10 (as appropriately adjusted for any stock splits, stock combinations or similar events).  Each warrant has a five-year life from the date the convertible note payable was issued.  The note has an anti-dilution provision that allows for the automatic reset of the conversion price upon any future sale of common stock or instruments exchangeable for or convertible into common stock below the then current conversion price of the note.  The $350,000 note was amended September 18, 2014 to limit the conversion of a part or all of the convertible note payable at any one time to a maximum beneficial ownership in Hawker of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion.  The $25,000 note has this limitation as well.  These notes are referred to as “CNP 1” and “CNP 9” in the prior section of this footnote.

The Company identified an embedded derivative related to the certain conversion price reset provision in each note. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the $350,000 and $25,000 notes, the Company determined a fair value of $139,051 and $7,418, respectively, of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Pricing Model based on the following assumptions for each of the two notes:

Dividend yield:	0 and 0%
Volatility	178 and 200%
Risk free rate:	0.05 and 0.02%

The initial fair values of the embedded debt derivative of $139,051 and $7,418 were each allocated as a debt discount and amortized using the effective interest method.  We amortized $49,902 as interest expense due to the accretion of the discount during year ended August 31, 2014, and a further $50,893 during the three months ended November 30, 2014. The unamortized discount as of November 30, 2014 was $45,674 compared to $89,149 at August 31, 2014.  The November 30, 2014 amount will be fully amortized during the year ended August 31, 2015.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED
(RESTATED)

The fair value of the described embedded derivative of $97,398 at November 30, 2014 compares to $122,045 at August 31, 2014 was determined using the Black-Scholes Pricing Model with the following assumptions at each of the two dates:

Dividend yield:	0 and 0%
Volatility	214 and 213%
Risk free rate:	0.025 and 0.03%

At November 30, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $34,662 for the quarter ended November 30, 2014.

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
(RESTATED)

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of November 30, 2014 and August 31, 2014. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the three months ended November 30, 2014 and 2013.

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

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis, as of November 30, 2014 and August 31, 2014:

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED
(RESTATED)

Assets and liabilities measured at fair
value on a recurring				Total
basis at November 30, 2014:				Carrying
	Level 1	Level 2	Level 3	Value

Total Assets	$-	$-	$-	$-

Liabilities
Conversion option- derivative liability	$-	$-	$97,398	$97,398
Total Liabilities	$-	$-	$97,398	$97,398

Assets and liabilities measured at fair
value on a recurring				Total
basis at August 31, 2014:				Carrying
	Level 1	Level 2	Level 3	Value

Total Assets	$-	$-	$-	$-

Liabilities
Conversion option	$-	$-	$122,045	$122,045
Total Liabilities	$-	$-	$122,045	$122,045

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of August 31, 2014:

	2014	2013
Balance, August 31, 2013	$-	$-
Initial fair value of debt derivatives at note issuances	139,051
Initial fair value of additional derivative created through interest accrual	2,630
Extinguished derivative liability	-	-
Mark-to-market at August 31, 2014 - Embedded debt derivatives	(19,636)	-
Balance, August 31, 2014	$122,045	$-

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of November 30, 2014:

	2014	2013
Balance, August 31, 2014	$122,045	$-
Initial fair value of debt derivatives at note issuances	7,418
Initial fair value of additional derivative created through interest accrual	2,597
Extinguished derivative liability	-	-
Mark-to-market at November 30, 2014 - Embedded debt derivatives	(34,662)	-
Balance, November 30, 2014	$97,398	$-

Net gain for the period included in earnings relating to the liabilities held at November 30, 2014	$34,662	$-

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

16.           EQUITY (DEFICIT)

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
(RESTATED)

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
(RESTATED)

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
(RESTATED)

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

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED
(RESTATED)

20.           RESTATEMENT

In connection with the preparation of our consolidated interim quarterly financial statements for the fiscal quarter ended February 28, 2015, we determined that certain entries related to embedded conversion features in certain of our convertible notes with respect to the previously filed financial statements contained in the Original Form 10-Q and the Original Form 10-K were not properly accounted for under U.S. generally accepted accounting principles (“U.S. GAAP”). As further described below, these errors affect the fiscal year ended August 31, 2014, as well as the fiscal quarter ended November 30, 2014. Due to these errors, we determined in May 2015 to restate our consolidated financial statements for the fiscal year ended August 31, 2014, and the fiscal quarter ended November 30, 2014, and that the previously filed financial statements for these periods (including those contained in the Original Form 10-K and the Original Form 10-Q) should no longer be relied upon. This Form 10-Q/A contains restated consolidated interim financial statements for the fiscal quarter ended November 30, 2014.

Contemporaneously with the filing of this Form 10-Q/A, the Company is filing an amendment to the Form 10-K/A, which amendment contains restated consolidated financial statements for the fiscal year ended August 31, 2014. The corrections of the additional errors in this Form 10-Q/A and the Form 10-K/A are referred to herein as the “Restatement.”

Background of Restatement

During the third quarter of fiscal year 2015, our management noted that the Company’s accounting for certain convertible notes included embedded derivatives that should be bifurcated and accounted for separately.  As a result, we reviewed accounting for these convertible notes and the related entries in prior periods. In connection with this review, we also further considered the applicable accounting methodology related to convertible notes. As further described below, after performing this review, we determined that errors existed relating to the accounting for the embedded conversion feature. After analyzing the errors, we determined to restate our financial statements as described in the Form 10-K/A and herein.

These financial statements have been restated to correct an error in the year ended August 31, 2014 and in the three months ended November 30, 2014 relating to a derivative liability created upon the issuance of a $350,000 convertible note in June 2014 and a $25,000 convertible note in November 2014.  Both notes include an anti-dilution provision that allows for the automatic reset of the conversion price upon any future sale of common stock or instruments exchangeable for or convertible into common stock below the then current conversion price the notes. We have now concluded that accounting standards require the fair value of the conversion option to be recorded as a derivative liability upon issuance, creating a discount on the notes.  The derivative liability is adjusted to fair value each quarter end, and the discount is accreted to interest expense over the term of the notes.  The correction of the error increased net loss by $32,896 for the year ended August 31, 2014 and by $18,828 in the quarter ended November 30, 2014.  The impact of the restatement on the impacted line items is shown in the tables below.  The changes impacted the financial statements as of and for the year ended August 31, 2014 and the three months ended November 30, 2014 and not prior periods.

Balance Sheet items
	As originally reported	Adjustment	As restated
As at November 30, 2014
Convertible notes payable, short term	$1,030,178	$(45,674)	$984,504
Conversion option	$-	$97,398	$97,398
Accumulated deficit	$(3,676,897)	$(51,724)	$(3.728,621)

	As originally reported	Adjustment	As restated
As at August 31, 2014
Convertible notes payable, short term	$951,599	$(89,149)	$862,450
Conversion option	$-	$122,045	$122,045
Accumulated deficit	$(2,047,462)	$(32,896)	$(2,080,358)

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2014
UNAUDITED
(RESTATED)

Statement of Operations items
	As originally reported	Adjustment	As restated
Three months ended November 30, 2014
Interest expense	$39,463	$53,490	$92,953
Change in fair value of conversion options (income)	$-	$(34,662)	$(34,662)
Net (loss) attributable to the Company	$(1,629,435)	$(18,828)	$(1,648,263)

There were no changes to the Statement of Operations for the three months ended November 30, 2013.

Statement of Cash Flow items
	As originally reported	Adjustment	As restated
Three months ended November 30, 2014
Net (loss) before loss attributable to non-controlling interest	$(1,638,966)	$(18,828)	$(1,657,794)
Adjustment to reconcile net income to cash provided by operating activities:
Accretion of discount on convertible notes payable	$-	$50,893	$50,893
Change in fair value of conversion option	$-	$(34,662)	$(34,662)
Other non-cash interest expense	$-	$2,597	$2,597
Net cash (used in) operating activities	$(26,792)	$-	$(26,792)

There were no changes to the Statement of Cash Flows for the three months ended November 30, 2013.

In addition, Note 3 – Going Concern, Note 10 – Convertible Notes Payable, Short Term, and Note 14 – Fair Value of Financial Instruments were updated for the restatement adjustments above, and Note 2 – Summary of Significant Accounting Policies was updated to add “Convertible Notes and Derivative Liabilities”.

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

Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and, therefore, you should not put undue reliance upon them.  Some of the statements that are forward-looking include: our ability to successfully implement our business plan; our ability to finance and consummate contemplated transactions; our estimates of revenues and of other expenses associated with our operations; our ability to explore and develop our properties; our reserve estimates; and our ability to generate sufficient cash flows and maintain adequate sources of liquidity to finance our ongoing operations and capital expenditures.  We undertake no obligation to update any forward-looking statements to reflect new information, the occurrence of future events or circumstances or otherwise.

Further, any forward-looking statement speaks only as of January 20, 2015, the date on which the Original Form 10-Q was filed, unless it is specifically otherwise stated to be made as of a different date, or refers to matters related to the Restatement (including consequences of our delay in filing the Second Quarter 2015 Form 10-Q).

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

Three months ended November 30, 2014 and 2013

Net loss attributable to the Company of $1,648,263 for the three months ended November 30, 2014, was largely the result of being a development stage oil production company.  The loss is largely attributable to a non-cash equity compensation expense of $1,088,179, which includes $1,030,500 for stock issued to the HERLLC Sellers as described above.  In addition, we incurred professional fees of $430,563 largely for pursuing the Tapia and Eureka oil properties’ acquisition and for the litigation described in Part II, Item 1 (“Legal Proceedings”).  This loss compares to a $76,033 loss in the comparable prior year quarter.

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

Interest expense amounted to $92,953 for the three months ended November 30, 2014, compared to $3,413 for the three months ended November 30, 2013.   Included in the 2014 amount is $28,579 for interest expense on convertible notes payable, and $53,490 non-cash interest on two convertible notes payable (principally accretion of discount) as described in Note 10 to the unaudited interim financial statements included elsewhere in this report.  There was no comparable amount in the 2013 period.  Also included in the fiscal 2014 period is $6,780 for interest accrued on loans payable to related parties, short term; there was none in the fiscal 2013 period.  In addition, interest on loans payable to related parties, long term, was $0 and $372 for the three months ended November 30, 2014 and 2013 respectively.  Finally, included in interest expense for the three month ended November 30, 2014 is $4,104 compared to $3,041 for the year ago period for accretion of interest on the DEEP net profits interest payable.  Our share of the net profits interest payable increased from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014 as a result of acquiring additional working interest.  Going forward, interest expense on the NPI will remain relatively constant unless there is a reduction in the expected timeframe for repayment of the NPI, which would cause interest accretion to accelerate.

Change in fair value of conversion option was $34,662 of income for the three months ended November 30, 2014, compared to none in the comparable 2013 period.  Due to the terms of a $350,000 convertible note payable and a $25,000 convertible note payable, the conversion option was required to be bifurcated from the note payable and is shown as a separate liability on the balance sheet.  It is marked to fair value each quarter end, with the change in fair value recorded in the income statement.

The share of net loss attributable to non-controlling interest is $9,531 for the three months ended November 30, 2014 compared to none for the three months ended November 30, 2013.  The 2014 amount reflects the non-controlling interest share of the professional fees expense incurred in pursuing the Tapia and Eureka Assets acquisition.

Cash Flows

Operating Activities

During the three months ended November 30, 2014, we used cash in the amount of $26,792 for operating activities, compared to $10,448 cash provided by operating activities in the corresponding year ago period.  Although the loss increased from $76,033 to $1,657,794 (before the loss attributable to non-controlling interest), $1,088,179 of equity compensation expense (as discussed above) in the current period did not involve a cash outlay.  There were significant professional fees, $430,563, and we incurred other general administrative costs of $74,527, for the three months ended November 30, 2014, as discussed above; these amounts compare to $71,071 and $6,231 respectively for the three months ended November 30, 2013.  However, these increases in cash expenses were mostly offset by an increase of $487,717 in accounts payable (largely for professional fees) for the three months ended November 30, 2014, compared to an increase in accounts payable of $71,101 for the three months ended November 30, 2013.  We anticipate that the accounts payable will be paid from proceeds from private placements or other financings that we may undertake.

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

Liquidity and Financial Condition

As of November 30, 2014, we had cash of $6,604, current assets of $1,562,942, current liabilities of $3,187,508 and a working capital deficit of $1,624,566.  During the three months ended November 30, 2014, the Company had a net loss attributable to the Company of $1,648,263, largely attributable to:
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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2014, we had total current assets of $1,562,942 and a working capital deficit in the amount of $1,624,566. We incurred a net loss attributable to the Company of $1,648,263 during the three months ended November 30, 2014, and an accumulated net loss of $3,728,621 since the inception of SCNRG in December 2009.

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

Professional standards generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards.

The terms of a $350,000 convertible note payable issued in June 2014 and a $25,000 convertible note payable include a provision that would reset the conversion price in the event Hawker issues equity securities (or debt convertible into equity) for a lesser price.  This conversion feature was required to be valued separately as a liability (shown on the balance sheet as “conversion option”) at its estimated initial fair value of $139,051 and $7,418, respectively, creating a discount on the convertible notes payable for the same amount.  Each reporting period, the conversion option’s fair value is remeasured, with the change in fair value being reported in the consolidated statement of operations.  Fair value determinations prepared using the Black-Scholes Pricing Model require assumptions related to interest rates, stock price, exercise price, term and volatilities.  The discount on the convertible note payable is accreted to interest expense over the term of the note.

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

Background of Restatement

In connection with the Company’s preparation of its financial statements for the fiscal quarter ended February 28, 2015, the Company determined that two convertible notes payable included embedded conversion features that required bifurcation and separate liability accounting.   With respect to the previously filed consolidated financial statements contained in the Original Form 10-K for the year ended August 31, 2014 and contained in the Original Form 10-Q for the quarter ended November 30, 2014, these embedded conversion features were not properly accounted for under U.S. GAAP.  In addition, the Company did not properly determine the fair value of financial instruments disclosure in the footnotes to the consolidated financial statements.  Due to these errors, the Company determined in May 2015 to restate its consolidated financial statements for the fiscal year ended August 31, 2014 and the fiscal quarter ended November 30, 2014, and that the previously filed financial statements for these periods (including those contained in the Original Form 10-K and Original Form 10-Q) should no longer be relied upon.  Contemporaneously with the filing of this Form 10-Q/A, the Company is filing an amendment to its Annual Report on Form 10-K for the year ended August 31, 2014, which amendment contains restated audited consolidated financial statements for the year ended August 31, 2014. The correction of the errors in this Form 10-Q/A is referred to herein as the “Restatement”.  The errors corrected by the Restatement are described more fully in Note 20 to the condensed consolidated financials statements contained in this Quarterly Report on Form 10-Q/A.

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

In connection with the preparation and filing the Amended Form 10-K/A, the Company’s management, including our Chief Executive Officer (who is also our Chief Financial Officer), re-evaluated the effectiveness of our internal control over financial reporting as of August 31, 2014. This re-evaluation confirmed that the material weaknesses described in the Original Form 10-K continue to be material weaknesses as of the time of the re-evaluation, and that some of these same material weaknesses contributed to the Restatement. In addition, the re-evaluation concluded that an additional material weakness existed relating to the calculation of derivative liability related to embedded conversion feature in two of our convertible notes payable, and to the fair value of financial instruments footnote disclosure, which also contributed to the Restatement. As a result, our management continued to conclude that, because of the material weaknesses described below, the Company’s internal control over financial reporting was not effective as of August 31, 2014.

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

Unregistered Sale of Equity Securities

On December 12, 2014, we issued an aggregate of 1,305,700 “Units” to two investors in consideration of extinguishment of $130,570 of debt owing by us or our subsidiaries. 1,200,000 Units were issued to Kristian Andresen, one of our directors and significant stockholders. The price of each Unit (including the value used to determine the cancellation of debt) was $0.10. Each Unit was comprised of one share of our common stock, together with a warrant to acquire an additional half-share of our common stock on payment of $0.20 per share. The warrants expire five years from the closing date.

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

Item 6	Exhibits

Number	Exhibit

3.1	Articles of Incorporation (1), as amended by the Certificate of Amendment (2)
3.2	Bylaws (3)
10.1	Form of Warrant (U.S. Investor) for Unit Sale (4)
10.2	Form of Warrant (Non-U.S. Investor) for Unit Sale (5)
10.3	Second Amended and Restated Secured Convertible Promissory Note issued by Hawker Energy, Inc. in favor of Oceanside Strategies dated September 18, 2014 in the aggregate amount of $250,000 (a)
10.4	Second Amended and Restated Secured Convertible Promissory Note issued by Hawker Energy, Inc. in favor of Oceanside Strategies dated September 18, 2014 in the aggregate amount of $350,000 (b)
10.5	Limited Recourse Guarantee by Sefton Resources, Inc. in favor of Hawker Energy, Inc. dated January 12, 2015 (c)
10.6	Third Amended and Restated Security Agreement, by and among Tapia Holdings, LLC and TEG Oil & Gas U.S.A., Inc. dated August 29, 2014 (6)
10.7	Subordination and Intercreditor Agreement by and among Tapia Holdings, LLC, TEG Oil & Gas U.S.A., Inc., Sefton Resources, Inc., TEG MidContinent, Inc., and Bank of the West dated June 2, 2014 (7)
10.8	Share Purchase Agreement, dated January 12, 2015, by and among Hawker Energy, Inc., Sefton Resources, Inc. and TEG Oil & Gas U.S.A., Inc. (d)
10.9	Pledge Agreement, dated January 12, 2015, made by Sefton Resources, Inc. in favor of Hawker Energy, Inc. (e)
10.10	Fourth Amended and Restated Security Agreement, dated January 12, 2015, made by TEG Oil & Gas U.S.A., Inc. in favor of Hawker Energy, Inc. (f)
10.11
Amended and Restated Subordination and Intercreditor Agreement by and among Tapia Holdings, LLC, Hawker Energy, Inc., TEG Oil & Gas U.S.A., Inc., Sefton Resources, Inc., TEG MidContinent, Inc., and Bank of the West dated January 1, 2015 (g)

31	Rule 13a-14(a) Certification of Chief Executive and Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive and Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed on October 22, 2007.
(2)	Incorporated by reference to Appendix A of the Company’s Definitive Information Statement on Schedule 14C filed on August 20, 2014.
(3)	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed on October 22, 2007.
(4)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 16, 2014.
(5)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 16, 2014.
(6)	Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed on November 24, 2014.
(7)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 5, 2014.

( a)	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on January 20, 2015.
(b)	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on January 20, 2015.
(c)	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on January 20, 2015.
(d)	Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on January 20, 2015.
(e)	Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed on January 20, 2015.
(f)	Incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed on January 20, 2015.
(g)	Incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed on January 20, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hawker Energy, Inc.

Date: June 4, 2015	/s/ Darren Katic
Darren Katic Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)