Form 10-Q
period 2015-02-28
HAWKER ENERGY, INC.
filed 2015-06-19
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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
82,737,306 shares of common stock as of June 11, 2015.

HAWKER ENERGY, INC.
FOR THE FISCAL QUARTER ENDED
FEBRUARY 28, 2015

PART I

Item 1	Financial Statements

HAWKER ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2015	August 31, 2014
ASSETS

Current assets:
Cash	$52,815	$13,207
Accounts receivable	15,855	42,815
Inventory	-	6,092
Prepaid expenses	30,897	22,389
Secured subordinated loan receivable, short term	-	1,298,322
Total current assets	99,567	1,382,825

Fixed assets:
Fixed assets, net of accumulated
depreciation of $31,863 and $19,605, respectively	2,114,174	14,269

Other assets:
Capitalized oil and gas properties, net of accumulated
depletion of $114,323 and $86,193, respectively	11,507,874	730,046

Intangible assets and other	180,000	5,000

Total assets	$13,901,615	$2,132,140

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,096,058	$813,438
Accrued bonuses	600,000	480,000
Bank loan payable	4,022,704	-
Loans payable to related parties, short term	470,429	226,876
Convertible notes payable, short term	54,784	862,450
Conversion option	-	122,045
Current portion of long term debt	208,346	20,065
Total current liabilities	7,452,321	2,524,874

Long term liabilities:
Long term debt	424,227	149,039
Conversion option	547,886	-
Retirement liability	984,163	-
Asset retirement obligations	1,921,438	168,110
Deferred income taxes	3,207,000	-
Total long term liabilities	7,084,714	317,149

Total liabilities	14,537,035	2,842,023

Stockholders' equity (deficit):
Preferred stock; $0.001 par value; 50,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000
shares authorized, 80,130,403 and 41,174,703
shares issued and outstanding, respectively	80,130	41,175
Common stock payable	378,027	50,000
Additional paid in capital	3,900,810	1,224,300
Accumulated deficit	(5,139,387)	(2,080,358)
Total stockholders' equity (deficit)	(780,420)	(764,883)
Non-controlling interest	145,000	55,000
Total equity (deficit)	(635,420)	(709,883)

Total liabilities and equity (deficit)	$13,901,615	$2,132,140

The accompanying unaudited notes are an integral part of these financial statements.

HAWKER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014

Revenue:
Oil revenues	$91,029	$18,348	$101,323	$44,112

Expenses:
Direct operating costs	90,448	8,020	106,444	20,992
Depletion, depreciation and amortization	40,578	7,847	51,614	15,957
Professional fees	181,621	121,972	612,184	193,043
Bonuses	240,000	-	240,000	-
General and administrative expenses	99,508	53,665	174,035	59,896
Equity compensation expense	703,373	-	1,791,552	-
Total expenses	1,355,528	191,504	2,975,829	289,888

Net operating (loss)	(1,264,499)	(173,156)	(2,874,506)	(245,776)

Other (income) expense:
Interest (income)	(7,776)	-	(18,280)	-
Interest expense	136,710	3,335	229,663	6,748
Change in fair value of conversion option	7,802	-	(26,860)	-
Total other expense	136,736	3,335	184,523	6,748

Loss before income taxes	(1,401,235)	(176,491)	(3,059,029)	(252,524)
Provision for income taxes	-	-	-	-

Net loss	(1,401,235)	(176,491)	(3,059,029)	(252,524)
Net loss (income) attributable to non-controlling interest	(9,531)	-	-	-
Net loss attributable to the Company	$(1,410,766)	$(176,491)	$(3,059,029)	$(252,524)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.01)

Weighted average common shares outstanding -
basic and diluted	77,291,310	31,376,427	68,630,474	24,477,454

The accompanying unaudited notes are an integral part of these financial statements.

HAWKER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	February 28, 2015	February 28, 2014

Cash flows from operating activities:
Net loss before loss attributable to
non-controlling interest	$(3,059,029)	$(252,524)
Depletion, depreciation and amortization	41,844	11,342
Accretion of asset retirement obligation	9,770	4,615
Accretion of net profits interest liability	8,086	6,009
Accretion of discount	119,899	-
Equity compensation expense	1,791,552	-
Change in fair value of conversion option	(26,860)	-
Other	11,472	-
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Accounts receivable	26,960	8,507
Inventory	4,636	714
Prepaid expenses	2,269	1,363
Accounts payable and accrued expenses	440,691	16,134
Accrued bonuses	240,000	-
Net cash (used in) provided by operating activities	(388,710)	(203,840)

Cash flows from investing activities:
Cash acquired in Hawker acquisition	-	6,004
Cash acquired in HERLLC acquisition	-	1,214
Cash acquired in TEG acquisition	23,344	-
Acquisition of an additional working interest in DEEP Lease	-	(200,000)
Purchase of fixed assets	(9,253)	-
Secured subordinated loan receivable	(346,625)	-
Net cash (used in) provided by investing activities	(332,534)	(192,782)

Cash flows from financing activities:
Loans from related parties, short term	233,800	-
Repayment of loans from related parties, short term	(10,000)	-
Net proceeds from unit offering	114,920	434,524
Proceeds from unit offering to be closed	-	40,000
Payments on net profits interest agreement	(17,868)	(11,913)
Proceeds from convertible notes	300,000	-
Proceeds from long term note	50,000	-
Proceeds from sale of non-controlling interest	90,000	-
Net cash provided by (used in) financing activities	760,852	462,611

Net change in cash	39,608	65,989

Cash, beginning	13,207	8,298

Cash, end	$52,815	$74,287

Supplemental disclosure of cash flow information:
Interest paid	$25,229	$6,009
Common stock payable for general and administrative services	$33,504	$-
Convertible notes payable and accrued interest
converted to common stock payable	$324,766	$-
Units or stock issued to settle accounts payable	$130,569	$22,500
TEG acquisition:
Common stock and warrants issued	$531,027	$-
Secured subordinated loan receivable not settled prior to closing	$1,663,227	$-
Liabilities assumed	$10,886,864	$-

The accompanying unaudited notes are an integral part of these financial statements.

HAWKER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Common Stock		Common Stock and Warrants Payable		Additional	Accumulated	Non-Controlling	Total Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Interest	(Deficit)

Balance, August 31, 2013	-	$-	-	$-	$350,000	$(351,226)	$-	$(1,226)
Recapitalization on completion of acquisition of SCNRG	25,961,983	25,962	2,000,000	2,000	(26,336)	-	-	1,626
Issued to acquire Hawker Energy (Rincon), LLC	3,000,000	3,000	-	-	(138,199)	-	-	(135,199)
Issuance of common stock payable	2,000,000	2,000	(2,000,000)	(2,000)	-	-	-	-
Net proceeds from unit offering	10,212,720	10,213	-	-	970,075	-	-	980,288
Proceeds received for common stock payable	-	-	500,000	50,000	-	-	-	50,000
Stock option compensation	-	-	-	-	68,760	-	-	68,760
Sale of non-controlling interest	-	-	-	-	-	-	55,000	55,000
Net loss attributable to the Company	-	-	-	-	-	(1,729,132)	-	(1,729,132)
Balance, August 31, 2014	41,174,703	41,175	500,000	50,000	1,224,300	(2,080,358)	55,000	(709,883)
Proceeds received for common stock payable	500,000	500	(500,000)	(50,000)	49,500	-	-	-
Equity compensation pursuant to HERLLC Option Agreement	33,000,000	33,000	-	-	1,667,590	-	-	1,700,590
Stock option compensation	-	-	-	-	90,961	-	-	90,961
Net proceeds from unit offering	1,150,000	1,150	-	-	113,770	-	-	114,920
Conversion of accounts and bonus payable into units	1,305,700	1,305	-	-	129,264	-	-	130,569
Common stock payable for general and administrative services	-	-	500,000	33,504	-	-	-	33,504
Issued to acquire TEG	3,000,000	3,000	-	-	528,027	-	-	531,027
Conversion of notes payable	-	-	3,247,658	324,766	-	-	-	324,766
Extinguishment of conversion option	-	-	-	-	97,398	-	-	97,398
Interest on note to be paid in shares and warrants	-	-	-	19,757	-	-	-	19,757
Sale of non-controlling interest	-	-	-	-	-	-	90,000	90,000
Net loss attributable to the Company	-	-	-	-	-	(3,059,029)	-	(3,059,029)
Balance, February 28, 2015	80,130,403	$80,130	3,747,658	$378,027	$3,900,810	$(5,139,387)	$145,000	$(635,420)

The accompanying unaudited notes are an integral part of these financial statements.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
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

We own interests in oil production properties located in California.  Our goal is to acquire and develop mature leases, interests and other rights to oil and gas producing properties with proven undeveloped potential.  The accompanying statements of operations and cash flows include the operations of our wholly-owned subsidiaries from the date of acquisition or formation.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis Of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information and reporting.

The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended August 31, 2014, which contains the consolidatated financial statements and notes thereto for Hawker. The Company’s fiscal year-end is August 31st.

These consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments necessary for a fair statement of the results for the periods reported.  All such adjustments are of a normal recurring nature unless disclosed otherwise.  These consolidated financial statements, including notes, have been condensed and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  The interim results for the three and six months ended February 28, 2015, are not necessarily indicative of results for the full fiscal year.

There have been no significant changes in the Company’s significant accounting policies for the six months ended February 28, 2015, as compared to the significant accounting policies described in the Annual Report on Form 10-K, as amended, for the year ended August 31, 2014 and in the Form 10-Q/A for the three months ended November 30, 2014, except for the addition of the following:

Overriding Royalty Interest Liability

Pursuant to an overriding royalty interest granted effective January 2015 to the Secured Convertible Note Payable holder, oil sales from the Tapia oil field are subject to an additional 2.5% or 3.5% overriding royalty interest, depending on the lease.  Since this royalty interest was granted in connection with a loan, the loan proceeds were bifurcated and this royalty interest has been accounted for as a separate liability.  Each reporting period, the liability’s estimated fair value is remeasured, with the change in fair value being reported in the consolidated statement of operations.  Fair value determinations require estimates of future oil prices, reserves, oil sales and appropriate discount rates.

Principles Of Consolidation

The acquisition of SCNRG by Hawker on October 25, 2013, has been accounted for as a reverse acquisition whereby SCNRG is the accounting acquirer effectuating a recapitalization of Hawker.  Therefore, our condensed consolidated financial statements include the historic accounts of SCNRG, and consolidated with Hawker’s beginning October 25, 2013.

On January 1, 2014, we acquired all of the membership interests of Hawker Energy, LLC, which has a wholly-owned subsidiary, Punta Gorda Resources, LLC.  Hawker Energy, LLC changed its name to Hawker Energy (Rincon), LLC on October 22, 2014.  Our condensed consolidated financial statements include the accounts of these entities beginning January 1, 2014.

On February 3, 2015, we acquired 100% of the stock of TEG Oil & Gas U.S.A., Inc., (“TEG”), and our condensed consolidated financial statements include the accounts of this entity from this date (see Note 4).

All significant intercompany balances and transactions have been eliminated.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
UNAUDITED

Use Of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Significant estimates included in the financial statements are: (1) purchase price allocations; (2) depreciation and depletion; (3) accrued assets and liabilities; (4) asset retirement obligations; (5) net profits interest payable; (6) conversion option values; (7) overriding royalty interest liability; and (8) stock-based compensation.  Recorded amounts are based on estimates of asset values, oil reserves, asset retirement costs, asset lives and equity values.  By their nature, these estimates including the estimates of future prices and costs, and the related future cash flows are subject to measurement uncertainty.  The impact in the consolidated financial statements of future periods could be material. Although management believes these estimates are reasonable, changes in facts and circumstances or discovery of new information may result in revised estimates.  Actual results could differ from those estimates.

New Accounting Pronouncements

We consider the applicability and impact of all accounting standard updates (ASUs). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

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

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
UNAUDITED

3.           GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of February 28, 2015, we had cash and equivalents of $52,815 and total current assets of $99,567, but a working capital deficit in the amount of $7,352,754. The Company incurred a net loss of $1,410,766 and $3,059,029 for the three and six months ended February 28, 2015 and an accumulated net loss of $5,139,387 since inception.  The Company has earned insufficient revenues since inception and its cash resources are insufficient to meet its planned business objectives.

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

Following the completion of the acquisition of TEG Oil & Gas U.S.A., Inc. on February 3, 2015 (see Note 4), management’s plan is to raise capital through a combination of equity and debt financing sufficient to finance continuing operations for the next twelve months and to begin further development of the acquired Tapia Assets (defined below), and to refinance by December 2015 the bank debt assumed with the acquisition.  However, there can be no assurance that the Company will be successful in completing such financing.

4.           ACQUISITION OF TEG OIL & GAS U.S.A., INC.

On February 3, 2015 (but effective as of February 1, 2015), we completed the acquisition of all of the outstanding common stock of TEG Oil & Gas U.S.A., Inc. (“TEG”) from Sefton Resources, Inc. (“Sefton”) (the “TEG Acquisition”).  The purchase price was $1 plus the issuance of 3,000,000 shares of our common stock and a five-year warrant (“Warrant”) to purchase up to an additional 5,000,000 shares of our common stock for $0.25 per share.  In addition, between April 2014 and January 2015, Hawker and its subsidiary Tapia Holdings, LLC made advances pursuant to a secured subordinated loan agreement to TEG totaling approximately $1.6 million, including accrued interest receivable (Note 5).  This amount constitutes additional consideration for the TEG Acquisition, as this note receivable was not settled prior to the closing of the TEG Acquisition.  As a result of this transaction, TEG became a wholly-owned subsidiary of Hawker.  See also Note 18, Subsequent Events.

TEG is an energy company focused on exploitation and production of crude oil in Southern California.   TEG’s assets comprise four oil and gas leases encompassing the Tapia Canyon field (the “Tapia Assets”) and one lease west of the Tapia Canyon field (the “Eureka Assets”), and the accompanying production equipment.  The Tapia Assets located 40 miles north of Los Angeles, California, consist of four oil leases covering 262 gross acres.  The Eureka oil field covers an area of approximately 1,510 gross acres located 25 miles west of the Tapia Canyon oil field in Ventura County, California.  The acquisition significantly expanded our presence in Southern California.

A table of adjustments reflecting the allocation of the fair values is provided below.  These adjustments reflect the elimination of the components of TEG’s historical stockholders’ equity, the estimated value of consideration paid by us in the acquisition using the estimated fair value of common stock on February 3, 2015 and any adjustments to the historical book values of TEG’s assets and liabilities to their estimated fair values, in accordance with acquisition accounting.  Transaction costs relating to the TEG Acquisition were expensed as incurred.  The initial accounting for the TEG Acquisition is preliminary, and adjustments to provisional amounts (such as fixed assets, oil properties, and certain liabilities), or recognition of additional assets acquired or liabilities assumed, may occur as additional information is obtained about facts and circumstances that existed as of the acquisition date. The evaluation of the assigned fair values is ongoing, as the transaction was recently completed.  The Company expects the purchase price allocation will be finalized in the fourth fiscal quarter ended August 31, 2015.  The Company believes these estimates are reasonable and the significant effects of the acquisition are properly reflected.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
UNAUDITED

Purchase price:
Fair value of Hawker's common stock issued (1)	$201,027
Fair value of common stock warrant issued by Hawker (2)	330,000
Loan made by Hawker group to TEG prior to closing	1,663,227
Total purchase price	2,194,254

Estimated fair value of liabilities assumed:
Loan payable to Bank of the West, plus accrued interest	4,011,882
Accounts payable	842,890
Accrued liabilities	83,063
Asset retirement obligation	1,743,558
Retirement liability	998,471
Deferred income taxes	3,207,000
Amount attributable to liabilities assumed	10,886,864

Total purchase price and assumed liabilities	$13,081,118

Estimated fair value of assets acquired:
Cash	$23,344
Other current assets	7,025
Fixed assets – operating machinery and equipment	2,069,792
Identifiable intangible asset	175,000
Oil properties - proven, full cost method	10,805,957
Amount attributable to assets acquired	$13,081,118

(1) 3,000,000 shares of Hawker common stock at $0.067 per share, being the estimated fair value implied by the sale of Units described in Note 16.   Our common stock is considered “thinly-traded” due to the extremely low level of trading activity (many days have no volume or volume less than $1,000 in value), the estimated value of the common stock based on cash sales to third-parties is significantly more meaningful in regards to fair value.

(2) 5 year warrant issued for 5 million shares of Hawker common stock at an exercise price of $0.25 per share, fair value based on using the Black-Scholes Option Pricing Model.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
UNAUDITED

As of the closing of the TEG Acquisition, TEG was in default in its payment obligations to Bank of the West (“BOTW”), Sefton’s senior lender, in the aggregate amount of $4,011,882.  BOTW consented to our acquisition of TEG and has agreed to forbear taking enforcement action against TEG on the senior loan provided that (i) Hawker lend TEG not less than $350,000 within 90 days of the TEG Acquisition, (ii) interest on TEG's obligations to BOTW be increased to 9%, with a monthly pay rate of 5% and the remaining deferred 4% of unpaid interest compounded monthly, (iii) the proceeds of any sale, assignment, licensing or other transfer of any real or personal property rights which serve as collateral for TEG's obligations to BOTW be remitted directly to BOTW, and (iv) commencing no later than the first month after which the California Midway-Sunset First Purchase Price as published by the U.S. Energy Information Administration exceeds $60 per barrel, TEG will begin making outstanding property tax payments to the County of Los Angeles of at least $15,000 per month.  See Note 6 for further description of the BOTW loan.

The results of operations of TEG from the February 1, 2015 effective closing date through February 28, 2015, have been included in Hawker’s consolidated statements of operations for the three and six months ended February 28, 2015.

The following unaudited pro forma combined results of operations are provided for the six month periods ended February 28, 2015 and 2014 as though the acquisition had been completed as of the beginning of the earliest period presented, or September 1, 2013.  These pro forma combined results of operations have been prepared by adjusting the historical results of Hawker to include the historical results of TEG.  These supplemental pro forma results of operations are provided for illustrative purposes only, and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.  The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the acquisition or any estimated costs that will be incurred to integrate TEG.  Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions, as well as other factors.

	Six Months Ended February 28,
	2015	2014
Revenues	$1,002	$2,413
Net (loss) income	$(3,024)	$20
Net loss per share:
Basic and diluted	$(0.04)	$-

For the three and six month periods ended February 28, 2015, the Company recognized $72,597 of sales of crude oil (net of royalties) less production costs, professional fees and general and administrative costs of $79,776, and depletion, depreciation, and amortization of $26,855 related to properties acquired in the TEG acquisition, being the results from operations beginning with the closing of the acquisition effective February 1, 2015.  In addition, interest expense was $28,263 on the BOTW loan.  Additionally, non-recurring transaction costs of $71,819 and $280,884 related to the acquisition for the three and six month periods ended February 28, 2015, respectively, are included in the Condensed Consolidated Statements of Operations as professional fees; however, these non-recurring transaction costs have been excluded from the pro forma results in the above table.

Historically, TEG’s fiscal year end was December 31st and Hawker’s fiscal year end is August 31st.  For the six months ended February 28, 2015 and 2014, the operating results for TEG included in the pro forma financial information above are for the period from July 1 through December 31, 2014 and 2013.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
UNAUDITED

5.           SECURED SUBORDINATED LOAN RECEIVABLE, SHORT TERM

Between April 18, 2014 and January 31, 2015, we and our wholly-owned subsidiary, Tapia Holdings, LLC (“Tapia Holdings”), made a number of advances to TEG, pursuant to several secured subordinated notes and related security agreements, all as amended and restated into a Secured Subordinated Note dated January 12, 2015 (the “Note”), and a Fourth Amended and Restated Security Agreement dated January 12, 2015, each executed by TEG, and a Limited Recourse Guarantee (“Guarantee”) and a Pledge Agreement, each executed by Sefton (collectively, the “Loan Receivable Agreements”). The Loan Receivable Agreements and an Intercreditor Agreement (defined below) were entered into in connection with what ultimately became an executed Share Purchase Agreement to acquire TEG, which acquisition closed on February 3, 2015 (Note 4).

Under the terms of the Loan Receivable Agreements, TEG agreed to pay us the principal sum of $2,100,000, or such lesser amount as may be outstanding from time to time, with interest on the unpaid principal amount at the rate of 3.0% per annum.  We advanced $150,000 and $346,625 to TEG during the three and five months ended January 31, 2015, for a total at January 31, 2015 of $1,663,227, including accrued interest.  The loan receivable was to have matured on December 31, 2015, at which time all outstanding principal and accrued interest would have been due and payable in full.  The assets of TEG secured the Note, which was also guaranteed on a limited recourse basis by Sefton. Sefton’s Guarantee was secured by a pledge of all of the outstanding shares of TEG.  The Note and our security interest in the assets of TEG are subordinate to senior indebtedness of TEG, pursuant to an Amended and Restated Subordination and Intercreditor Agreement (“Intercreditor Agreement”) dated January 1, 2015, as amended, by and among Tapia Holdings, Hawker, TEG, Sefton, TEG’s affiliate TEG MidContinent, Inc. (“TEGMC”), BOTW, and us.

The August 31, 2014 balance of the secured subordinated note receivable was comprised of $1,290,727 in principal and $7,595 in accrued interest receivable, for a total of $1,298,322.  As noted above, the January 31, 2015 loan balance of $1,663,227 was not settled prior to the closing of the TEG Acquisition and this amount therefore constitutes additional consideration for the acquisition.

6.           BANK LOAN PAYABLE

As discussed in Note 4, on February 3, 2015, TEG became our wholly-owned subsidiary. At the time of the acquisition, TEG, along with Sefton and its subsidiary TEGMC, were in default under the terms of an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), dated October 1, 2008, among TEG, Sefton and TEGMC as “Borrowers”, and BOTW. Notwithstanding Borrowers’ default, BOTW had previously agreed on numerous occasions to forbear in exercising certain rights available to it under the Credit Agreement, in each case, subject to various terms and conditions. BOTW’s agreement to forbear was memorialized by a Forbearance Agreement among Borrowers and BOTW, which has been amended on several occasions.

On January 1, 2015, in anticipation of our acquisition of TEG, we entered into a Fifth Amendment to Forbearance Agreement (“Fifth Amendment”) among Sefton, TEG, TEGMC, Hawker and BOTW. Under or in connection with the Fifth Amendment, (i) Hawker agreed to lend TEG not less than $350,000, (ii) Tapia Holdings, a subsidiary of Hawker, assigned to Hawker all of Tapia Holdings’ right, title and interest in outstanding loans made by Tapia Holdings to TEG evidenced by a Subordinated Note due December 29, 2014 in the original principal amount of $1,500,000, (iii) Hawker agreed not to contest or otherwise oppose an order appointing a receiver for the assets of TEG at the end of the period in which BOTW has agreed to forbear in exercising its rights under the Credit Agreement (the “Forbearance Period”), (iv) Tapia Holdings assigned to Hawker all of Tapia Holdings’ right to acquire 100% of the stock of TEG from Sefton, (v) effective as of January 1, 2015, the interest rate accruing on the principal of the Loan was increased to 9% with a monthly pay rate of 5% and the remaining 4% of unpaid interest to be accrued and compounded monthly until termination of the Forbearance Period and full payment of the Loan, and the default rate was increased to 14%, (vi) Borrowers agreed that the proceeds from any sale, assignment, licensing or other transfer of real or personal property rights that serve as collateral for the Loan will be remitted directly to BOTW, and (vii) Borrowers agreed to pay at least $15,000 per month of outstanding property taxes, commencing with the first month in which the California Midway-Sunset First Purchase Price as published by the U.S. Energy Information Administration is greater than $60 per barrel. As and in consideration of the foregoing, under the Fifth Amendment, BOTW agreed to extend the Forbearance Period to December 31, 2015.

See Note 18 for a subsequent event concerning the loan payable to BOTW.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
UNAUDITED

7.           LOANS PAYABLE TO RELATED PARTIES, SHORT TERM

Loans payable to related parties, short term, consist of the following at February 28, 2015, and August 31, 2014:

	February 28,	August 31,
	2015	2014
Darren Katic	$242,300	$161,000
Manhattan Holdings, LLC	90,000	60,000
Gerald Tywoniuk	60,000	-
Kristian Andresen	56,025	-
Total short-term loans	448,325	221,000
Accrued interest payable	22,104	5,876
Loans payable to related parties, short term	$470,429	$226,876

Loans payable to related parties are unsecured and bear interest at 10% per annum.  Mr. Katic’s loan is due on demand.  Of the Manhattan Holdings, LLC loan balance, $60,000 was originally due on October 31, 2014, but the maturity date on that portion was extended to January 31, 2015, in combination with an additional $30,000 loan.  Other loans were due January 31, 2015.  No arrangements have been made to date to deal with these past due maturity dates.  All loans from related parties above have been treated as short-term loans.  Mr. Katic is an officer, director and significant shareholder.  Manhattan Holdings, LLC and Gerald Tywoniuk are significant shareholders.  Kristian Andresen is a director and significant shareholder.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
UNAUDITED

8.           CONVERTIBLE NOTES PAYABLE, SHORT TERM

Between May 13, 2014, and February 28, 2015, we issued a number of convertible notes payable (“CNP”).   All were issued in amounts equal to the cash we received, and bear simple interest on the unpaid principal balance at 12% per annum, which is payable on maturity.

Convertible notes payable, short term, consist of the following at February 28, 2015, and August 31, 2014; conversion features, security provisions and warrants to acquire common stock of Hawker are also set forth below:

	Issue Date	Maturity Date	February 28, 2015	August 31, 2014

CNP 1 (1) (2) (3)(7)	June 25, 2014	November 30, 2014	$-	$350,000
CNP 2 (1) (2) (3)	May 30, 2014	November 30, 2014	-	250,000
CNP 3 (1) (3) (4)	July 17, 2014	June 30, 2015	-	100,000
CNP 4 (1) (2) (3) (4) (5)	July 17, 2014	July 10, 2015	-	100,000
CNP 5 (6)	May 13, 2014	May 13, 2016	50,000	50,000
CNP 6 (1) (2) (3) (4)	July 25, 2014	July 25, 2015	-	50,000
CNP 7 (1) (2) (3) (4)	August 28, 2014	July 25, 2015	-	30,000
CNP 8 (1)(3)(4)(8)	September 26, 2014	September 26, 2015	-	-
CNP 9 (1)(2)(3)(7)(8)	November 3, 2014	May 3, 2015	-	-
			50,000	930,000
Less unamortized discount (7)			-	(89,149)
Accrued interest payable			4,784	21,599

Convertible notes payable, short term			$54,784	$862,450

(1) Convertible at any time at the option of the investor into “Conversion Units.” Each Conversion Unit consists of one share of common stock of Hawker and one warrant to purchase one-half share of common stock of Hawker at an exercise price of $0.25 per share. The number of Conversion Units into which the note is convertible is computed by dividing all of the then outstanding principal and accrued interest under the note by $0.10 (as appropriately adjusted for any stock splits, stock combinations or similar events).  Each warrant has a five-year life from the date the convertible note payable was issued.  In the event Hawker sells common stock for less than $0.10 per share, the conversion rate for CNP 1 and 9 shall be adjusted to that price.  In the case of CNP 1 and 2, the notes were amended September 18, 2014, to limit the conversion of a part or the entire convertible note payable at any one time to a maximum beneficial ownership in Hawker of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion.  CNP 9, with a face amount of $25,000 is similarly limited to a 4.99% maximum beneficial ownership.

(2) Hawker granted a security interest to the investor in all of Hawker’s assets.

(3) The proceeds were required to be used solely for the purpose of allowing Tapia Holdings to make advances to TEG under the terms of the secured subordinated loan receivable described in Note 5.  Any repayment of such advances by TEG to Tapia Holdings must be used by us to immediately first repay convertible notes payable to the holder of CNP 1, 2 and 3, and second to repay other convertible notes payable pro rata.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
UNAUDITED

(4) Conversion of unpaid principal into Conversion Units pursuant to the terms in (1) above was mandatory upon Hawker closing the TEG Acquisition in February 2015 as described in Note 4.  Conversion of unpaid interest into Conversion Units was at the election of Hawker, which election Hawker made.

(5) The holder is related to Darren Katic, who is an officer, director and significant shareholder.

(6) Unpaid principal and accrued interest is convertible at any time at the option of the holder into common shares in an amount computed by dividing the amount converted by $0.10 (as appropriately adjusted for any stock splits, stock combinations or similar events).  Repayment of the convertible note payable is required on collection of the secured subordinated loan receivable described in Note 5 if earlier than the maturity date above.  As Hawker expected to receive repayment on the secured subordinated loan receivable or close on the TEG acquisition within one year, this convertible note payable was classified as a short-term liability.

(7) The unamortized discount relates to CNP 1 ($350,000) and CNP 9 ($25,000).  This is described further immediately below.

(8) Original principal amounts were $25,000 for CNP 8 and $25,000 for CNP 9.

CNP 1 (principal amount $350,000), CNP 2 (principal amount $250,000) and CNP 9 (principal amount $25,000) were considered extinguished for accounting purposes when they were rolled over into the long term Secured Convertible Note Payable described in Note 9.

9.           LONG TERM DEBT

Long term debt is comprised of the following at February 28, 2015, and August 31, 2014:

	February 28, 2015	August 31, 2014
Convertible note payable, long term	$134,127	$-
Overriding royalty interest liability	274,710	-
Net profits interest payable	159,322	169,104
Note payable and other	64,414	-
Total long term debt	632,573	169,104
Less current portion	(208,346)	(20,065)
Long term debt, net of current portion	$424,227	$149,039

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
UNAUDITED

Convertible Note Payable, Long Term

On January 14, 2015, we executed a term sheet to provide for a Third Amended and Restated Secured Convertible Promissory Note to an outside investor (the “Secured Convertible Note Payable”), in the aggregate principal amount of $1,000,000, to mature in two years.  Completion of definitive documentation occurred on May 27, 2015.

A Secured Convertible Note Payable was issued in consideration of additional proceeds to us in the amount of $250,000 (of which $200,000 was funded January 15, 2015, and $50,000 was funded February 26, 2015) and cancellation of previously issued notes to the investor in the amounts of $250,000, $350,000, and $25,000 (as well as accrued interest on each), the first two of which had maturity dates of November 30, 2014, and the latter of which had a maturity date of May 3, 2015. The holder has the option of advancing a further $125,000 by June 30, 2015.  The maturity date of the note is December 31, 2016.  The Secured Convertible Note Payable bears interest on the unpaid principal balance of the Secured Convertible Note Payable at the rate of 12% per annum.  Interest payments become payable quarterly beginning July 31, 2015, accruing interest until then.  The Secured Convertible Note Payable will be convertible at any time at the option of the investor into shares of Hawker common stock computed by dividing all of the then outstanding principal and accrued interest under the Secured Convertible Note Payable by $0.10 (as appropriately adjusted for any stock splits, stock combinations or similar events) (the “Conversion Rate”). However, if we subsequently sell common stock or securities convertible into or exchangeable for common stock at a price lower than the Conversion Rate (subject to customary exclusions), then the Conversion Rate then in effect will be automatically reduced to the lower price. We will at all times reserve and keep available out of our authorized but unissued shares a sufficient number of shares of common stock to give effect to the conversion of the Secured Convertible Note Payable.  Unless notified in advance by the investor, conversion of a part or the entire Secured Convertible Note Payable is limited at any one time to a maximum beneficial ownership interest in Hawker of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion.  The proceeds from the Secured Convertible Note Payable are to be used for the purpose of allowing us to make advances to TEG, under the terms of a note receivable from TEG, and for general working capital.  Any repayment by TEG of the advances under the terms of the note receivable must be used by us to immediately make repayment to the investor under the terms of the Secured Convertible Note Payable. To secure our obligations under the Secured Convertible Note Payable, we granted a security interest to the investor in all of our right, title and interest under the TEG note receivable, our second priority security interest in TEG’s assets and in the interest of our subsidiary SCNRG, LLC in the oil-producing property known as the DEEP Lease. The Secured Convertible Note Payable also contains other terms and covenants that are customary for a promissory note of this type.  In addition, we granted to the investor a 2.5% or 3.5% overriding royalty interest, depending on the lease, in oil sales from the TEG Assets.  Such amount accrues until TEG’s lender, BOTW, has been paid in full; however, payment of royalties shall begin by January 31, 2016 or an event of default under the Secured Convertible Note Payable will occur.  While interest and royalties are being accrued, no cash payments can be made to repay loans made to Hawker by Mr. Katic, nor can Hawker repurchase any non-controlling interest owned by Mr. Moore nor pay any salaries to Messrs. Katic and Moore.

The Company identified an embedded derivative related to the Conversion Rate reset provision. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivative as of the date of each advance under the note and to adjust the fair value as of each subsequent balance sheet date.  The Company determined a fair value of $540,084 of the embedded derivative, in aggregate, for the two advances made under the note since inception in January 2015.  See Note 10 for further discussion of the assumptions in determining this fair value and subsequent adjustment of fair value at period end.   The initial fair value of the embedded derivative creates a discount on the Secured Convertible Note Payable book balance.

In addition, the granting of the overriding royalty interest also requires the allocation of a portion of the proceeds received to a separate liability.  This amount was estimated to be $263,759, see below for further discussion of the assumptions used.  Such allocation also creates a discount on the Secured Convertible Note Payable book balance.

The total debt discount amounted to $803,843 and is being amortized using the effective interest method.  We amortized $8,025 as interest expense due to the accretion of the discount between the dates of advances in January and February 2015 and February 28, 2015.  The unamortized discount as of February 28, 2015 was $795,818 compared to none at August 31, 2014.  The February 28, 2015 amount will be fully amortized by the December 31, 2016 maturity date of the Secured Convertible Note Payable.  The effective rate of interest is 184% per annum, including the 12% cash coupon, the conversion option and the granting of the overriding royalty interest.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
UNAUDITED

	Six Months Ended February 28, 2015	Year Ended August 31, 2014
Secured Convertible Note Payable, beginning of period	$-	$-
Roll over prior advances into new note	625,000	-
Capitalization of interest at Jan. 1, 2015	39,896	-
Additional advances in January and February 2015	250,000	-
Total advances	914,896	-

Discount created by embedded derivative (conversion option)	(540,084)	-
Discount created by granting of overriding royalty interest	(263,759)	-
Total discount	(803,843)	-
Amortization of discount	8,025	-
Unamortized discount	(795,818)	-

Accrued interest payable	15,049	-

Carrying value of Secured Convertible Note Payable, end of period	134,127	-
Less current portion	(113,910)	-
Secured Convertible Note Payable, long term portion, end of period	$20,217	$-

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
UNAUDITED

Overriding Royalty Interest Liability (“ORRI Liability”)

Pursuant to an overriding royalty interest (“ORRI”) effective January 15, 2015 to the Secured Convertible Note Payable holder, as described immediately above, oil sales from the Tapia oil field are subject to an additional 2.5% or 3.5% overriding royalty interest, depending on the lease.  Since this royalty interest was granted in connection with a loan, the loan proceeds were bifurcated and this royalty interest has been accounted for as a separate liability.

The ORRI remains unrecorded with Los Angeles County until the BOTW loan is repaid, and royalties accrue and are not paid during this period. Upon recordation, (1) accrued royalties shall be paid or added to the Secured Convertible Note Payable above at TEG’s option and (2) current royalties are due and payable monthly in arrears.  Failure to record the ORRI by January 14, 2016 will constitute an event of default under the Secured Convertible Note Payable.

The following assumptions were used by management to determine the fair value of the ORRI Liability:

Oil price	$65/barrel
Resulting reserves were included as follows:
Proved developed producing	100%
Proved developed non-producing	50%
Proved undeveloped	0%
Discount rate	35%

	Six Months Ended	Year Ended
	February 28,	August 31,
	2015	2014

ORRI Liability, beginning of period	$-	$-
ORRI granted to holder of long-term convertible note payable	263,759	-
Current period accretion	10,951	-
Change in estimated liability	-	-
Payments made	-	-
ORRI Liability, end of period	274,710	-
Less: current portion	(54,542)	-
ORRI Liability, long-term portion	$220,168	$-

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
UNAUDITED

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

Until February 1, 2014, SCNRG’s working interest in the DEEP property was 66.67%, and the NPI agreement called for a minimum monthly payment of $1,985 (SCNRG’s 66.67% share).  Beginning February 1, 2014, SCNRG’s working interest in the DEEP Lease increased to 87.18%, and its share of the minimum monthly payment became $2,596. Beginning May 15, 2014, SCNRG’s working interest in the DEEP Lease increased to 100.0%, and its share of the minimum monthly payment became $2,978.  Payments are required until SCNRG and other working interest owners have made NPI payments in aggregate between $347,000 and $357,410 on or before December 31, 2022 (the actual maximum amount within this range is dependent on when SCNRG and other working interest owners satisfy their aggregate NPI payment obligations).  As of February 28, 2015, SCNRG and other working interest owners have made NPI payments totaling $143,069.  SCNRG has paid its 66.67% working interest share of this amount through February 1, 2014, its subsequent 87.18% share through May 15, 2014, and its subsequent 100.0% share through November 30, 2014.

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

Changes in SCNRG’s share of the NPI liability are as follows for the six months ended February 28, 2015 and the year ended August 31, 2014:

	Six Months Ended	Year Ended
	February 28,	August 31,
	2015	2014

NPI liability, beginning of period	$169,104	$124,597
Liabilities assumed in connection with acquisition of additional DEEP Lease working interests	-	58,847
Current period accretion	8,086	14,104
Payments made	(17,868)	(28,444)
NPI liability, end of period	159,322	169,104
Less: current portion	(21,089)	(20,065)
NPI liability, long-term portion	$138,233	$149,039

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
UNAUDITED

Note Payable And Other

Note Payable

On January 16, 2015, a relative of Mr. Katic advanced $50,000 to Hawker, and made further advances of $20,000 on March 19, 2015, and $100,000 on March 25, 2015, all of which were documented in a note payable on the latter date.  Principal is to be repaid at the rate of $7,083 per month beginning April 30, 2015 for 24 months.

Interest on the note payable is comprised of a March 25, 2015 issuance of 510,000 shares of common stock plus a 5-year warrant to purchase up to 500,000 shares of common stock for $0.25 per share.

A discount of $19,757 based on advances to February 28, 2015 was recorded to reflect the pro rated value of the stock and warrants to be issued as interest.  This discount will be amortized to interest expense over the term of the loan, using the effective interest method.  The amortization of discount recorded through February 28, 2015 was $1,053.  The effective rate of interest is 46.6%.

Other

Other long term debt represents an installment sales contract for the February 2015 purchase of a field vehicle, with 48 payments of $795 per month beginning April 4, 2015.  The interest rate is 6.99%.

Total Note Payable and Other

	Six Months Ended February 28, 2015	Year Ended August 31, 2014
Balance, beginning of period	$-	$-
Note payable advance	50,000	-
Less unamortized discount	(18,704)	-
	31,296	-
Installment sales contract liability	33,118	-
Total note payable and other	64,414	-
Less current portion	(18,805)	-
Note payable and other, long term portion, end of period	$45,609	$-

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
UNAUDITED

10.           CONVERSION OPTION

Conversion Option, Short Term

As described in Note 8, the Company identified an embedded derivative related to the Conversion Rate reset provision in the Short Term Secured Convertible Notes Payable.  The repayment is subject to the convertible features of each note. Each creditor has a conversion option allowing it to choose to receive repayment of the stated principal either in cash or, at each creditor’s option the note is convertible into “Conversion Units.” Each Conversion Unit consists of one share of common stock of Hawker and one warrant to purchase one-half share of common stock of Hawker at an exercise price of $0.25 per share. The number of Conversion Units into which the note is convertible is computed by dividing all of the then outstanding principal and accrued interest under the note by $0.10 (as appropriately adjusted for any stock splits, stock combinations or similar events).  Each warrant has a five-year life from the date the convertible note payable was issued.  Each note has an anti-dilution provision that allows for the automatic reset of the conversion price upon any future sale of common stock or instruments exchangeable for or convertible into common stock below the then current conversion price of the note.

The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivative as of the date of each note issuance and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the $350,000 and $25,000 notes, the Company determined a fair value of $139,051 and $7,418, respectively, of the embedded derivative.  The fair value of the embedded derivative was determined using the Black-Scholes Pricing Model based on the following assumptions for each of the two notes:

Dividend yield:	0 and 0%
Volatility	178 and 200%
Risk free rate:	0.05 and 0.02%

As discussed in Note 8, the Short Term Secured Convertible Notes Payable were considered extinguished on January 14, 2015 when their balances were rolled into a new Secured Convertible Note Payable.  Accordingly, the $97,398 fair value of the short term conversion option at November 30, 2014 was recorded as additional paid in capital on January 14, 2015.  The fair value of the described embedded derivative at that date was determined using the Black-Scholes Pricing Model with the following assumptions:

Dividend yield:	0%
Volatility	214%
Risk free rate:	0.025%

The non-cash, non-operating gain resulting from the fair value accounting was $0 and $34,662 for the three and six months ended February 28, 2015.

The following table provides a summary of changes in fair value of the short term conversion option for the six months ended February 28, 2015 and the year ended August 31, 2014:

	Six Months Ended February 28, 2015	Year Ended August 31, 2014
Balance, beginning of period	$122,045	$-
Initial fair value of debt derivatives at advance dates	7,418	139,051
Initial fair value of debt derivative on accrual of interest	2,597	2,630
Change in fair value of debt derivatives	(34,662)	(19,636)
Extingushment of conversion option	(97,398)	-
Balance, end of period	$-	$122,045

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
UNAUDITED

Conversion Option, Long Term

As described in Note 9, the Company identified an embedded derivative related to the Conversion Rate reset provision in the Secured Convertible Note Payable.  The repayment is subject to the convertible features of the note. The Secured Convertible Note Payable can be convertible at any time at the option of the investor into shares of Hawker common stock computed by dividing all of the then outstanding principal and accrued interest under the Secured Convertible Note Payable by $0.10 (as appropriately adjusted for any stock splits, stock combinations or similar events) (the “Conversion Rate”). However, if we subsequently sell common stock or securities convertible into or exchangable for common stock at a price lower than the Conversion Rate (subject to customary exclusions), then the Conversion Rate then in effect will be automatically reduced to the lower price.

The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivative as of the date of each advance under the note and to adjust the fair value as of each subsequent balance sheet date.  The Company determined a fair value of $540,084 of the embedded derivative, in aggregate, for the two advances made under the note since inception in January 2015.  The fair value of the embedded derivative was determined using the Black-Scholes Pricing Model based on the following assumptions for each of the two notes:

Dividend yield:	0 and 0%
Volatility	236 and 252%
Risk free rate:	0.51 and 0.63%

The long term conversion option, being the fair value of the described embedded derivative, of $547,886 at February 28, 2015 compares to none at August 31, 2014, and was determined using the Black-Scholes Pricing Model with the following assumptions:

Dividend yield:	0%
Volatility	252%
Risk free rate:	0.63%

At February 28, 2015, the Company adjusted the recorded fair value of the long term conversion option to market resulting in non-cash, non-operating loss of $7,802 for the quarter ended February 28, 2015.   Together with the non-cash, non-operating gains on the short term conversion options described above, the total non-cash, non-operating gain (loss) was ($7,802) and $26,860 for the three and six months ended February 28, 2015.  There were no such gains or losses in the three and six months ended February 28, 2014.

The following table provides a summary of changes in fair value of the long term conversion option for the six months ended February 28, 2015 and the year ended August 31, 2014:

	Six Months Ended February 28, 2015	Year Ended August 31, 2014
Balance, beginning of period	$-	$-
Initial fair value of debt derivatives at advance dates	540,084	-
Change in fair value of debt derivatives	7,802	-
Balance, end of period	$547,886	$-

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
UNAUDITED

11.           EMPLOYEE RETIREMENT LIABILITY

A retirement benefit has been provided to two TEG employees with employment contracts.  The retirement payment is based on the individual’s ending monthly salary at the date of retirement times a multiple for years of service.  This multiple ranges from one month of base salary for two years of service or less, to two and a half times monthly salary for ten or more years of service. The retirement dates under the agreements are 2020 and 2022.  No employees had this arrangement at August 31, 2014.  The assumed discount rates used to measure the postemployment benefit liability were 4.48% and 4.56% at February 3, 2015, the TEG acquisition date, and 4.54% and 4.63% at February 28, 2015.

	Six Months Ended	Year Ended
	February 28,	August 31,
	2015	2014
Employee retirement obligations, beginning	$-	$-
Liabilities acquired during the period	998,471	-
Liabilities settled during the period	-	-
Current period expense (benefit)	(14,308)	-
Employee retirement obligations, ending	$984,163	$-

12.           ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations relate to the abandonment of oil wells and related surface facilities. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates.

The following shows the changes in asset retirement obligations for the six months ended February 28, 2015 and the year ended August 31, 2014:

	Six Months Ended	Year Ended
	February 28,	August 31,
	2015	2014
Asset retirement obligations, beginning	$168,110	$103,299
Liabilities acquired during the period	1,743,558	53,963
Liabilities settled during the period	-	-
Current period accretion	9,770	10,848
Asset retirement obligations, ending	$1,921,438	$168,110

13.           INCOME TAXES

There was no current or deferred income tax expense (benefit) for the three and six months ended February 28, 2015 and 2014.  A valuation allowance has been established against net operating losses where it is more likely than not that such losses will expire before they are utilized.  Further, at the date of the TEG acquisition, TEG had a net operating loss carryover of approximately $16,905,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2033, if not previously utilized.  However, our ability to use the TEG carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382, which is applicable when there is a change of control.

The deferred tax liability arose on acquisition of TEG, as book basis exceeds tax basis for the net assets acquired.  As this difference reverses over time, the associated deferred tax benefit will be recorded in the income statement.

The Company knows of no uncertain tax positions and has no unrecognized tax benefits for the six months ended February 28, 2015 or 2014.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
UNAUDITED

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of February 28, 2015 and August 31, 2014. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the three or six months ended February 28, 2015 and 2014.

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

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
UNAUDITED

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis, as of February 28, 2015 and August 31, 2014:

Assets and liabilities measured at fair
value on a recurring				Total
basis at February 28, 2015:				Carrying
	Level 1	Level 2	Level 3	Value

Total Assets	$-	$-	$-	$-

Liabilities
Overriding royalty interest liability	$-	$-	$274,710	$274,710
Conversion option – long term	-	-	547,886	547,886
Total Liabilities	$-	$-	$822,596	$822,596

Assets and liabilities measured at fair
value on a recurring				Total
basis at August 31, 2014:				Carrying
	Level 1	Level 2	Level 3	Value

Total Assets	$-	$-	$-	$-

Liabilities
Conversion option – short term	$-	$-	$122,045	$122,045
Total Liabilities	$-	$-	$122,045	$122,045

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the year ended August 31, 2014:

	Six Months Ended	Year Ended
	February 28,	August 31,
	2015	2014
Balance, beginning of period	$122,045	$-
Initial fair value of debt derivatives at note issuances	547,502	139,051
Initial fair value of additional derivative created through interest accrual	2,597	2,630
Extinguished derivative liability	(97.398)	-
Initial fair value of overriding royalty interest liability	263,759	-
Mark-to-market at end of period - embedded debt derivatives	(26,860)	(19,636)
Accretion of discount on overriding royalty interest liability, equivalent to estimated change in market value	10,951	-
Balance, end of period	$822,596	$122,045

Net gain for the period included in earnings as change in fair value	$26,860	$19,636

There was no gain or loss included in earnings for the six months ended February 28, 2013.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
UNAUDITED

15.             COMMITMENTS AND CONTINGENCIES

Commitments

Royalties

Oil production from the DEEP Lease is subject to a 1% overriding royalty.  Additionally, production is also subject to an aggregate additional 19.92% royalty for total royalties of 20.92%.  Revenues are shown net of these royalties.

Oil production from the Tapia and Eureka Assets are subject to overriding royalties totaling approximately 6.14% (based on February 2015 revenue by lease) and 16.67%, respectively.  Revenues are shown net of these royalties.

Pursuant to an overriding royalty interest granted to the Secured Convertible Note Payable holder described in Note 9, oil sales from the Tapia oil field are subject to an additional 2.5% or 3.5% overriding royalty interest, depending on the lease.  Since this royalty interest was granted in connection with a loan, this royalty interest has been accounted for as a liability (see Note 9).

Operating Agreement

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

Common Shares

On October 10, 2014, Hawker authorized an amendment (the “Amendment”) to the Option Agreement pursuant to which Hawker acquired Hawker Energy (Rincon), LLC (“HERLLC”) on January 1, 2014.  Under the original terms of the Option Agreement, Messrs. Katic and Moore were entitled to, in the aggregate, up to 33,000,000 additional shares of our common stock upon the consummation of certain potential follow-on acquisition transactions. The Amendment waived all of the follow-on transaction requirements and authorized the immediate issuance to Messrs. Katic and Moore of the full 33,000,000 shares (16,500,000 each). Of those shares, we held 19,000,000 shares in escrow, to be released as follows: (i) 10,000,000 shares upon completion of the acquisition of the assets of TEG, which shares were released from escrow following completion of that acquisition in February 2015 (see Note 4) and (ii) 9,000,000 shares upon completion, on or before December 31, 2017, of any one of the transactions evaluated by HERLLC, our wholly-owned subsidiary, prior to its reorganization with Hawker, including a transaction resulting in Hawker ownership of oil and gas lease interests in any one of the following unique oil fields:

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

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
UNAUDITED

(e)	Maricopa (McFarland and Jameson leases totaling 40 acres in Kern County);

(f)	Pine Meadows (Section 1 Township 31 South Range 22E in Kern County); or

(g)	Torrance (Joughin and South Torrance Units totaling 900 acres in Los Angeles County).

Waiver of the Potential Follow-On Transaction requirements and the immediate issuance of the remaining shares was done to simplify our common shareholding structure and share count and to assist in our capital raising efforts.

With respect to 14,000,000 shares of our common stock that were issued as a result of the Amendment, an equity compensation expense of $1,011,500 recorded in the three months ended November 30, 2014, based on the fair value of the shares at the date of issuance.  With respect to the 19,000,000 shares of our common stock that are in escrow, an equity compensation expense of $19,000 was initially recorded in October 2014 based on the par value of the shares at the date of issuance.  Total expense of $1,030,500 was recorded in the three months ended November 30, 2014.  On release of 10,000,000 shares of our common stock in February 2015 as described above, an additional expense of $670,090 was recorded, bringing the fiscal year-to-date expense to $1,700,590.  As and when further shares are subsequently released from escrow, a further expense will be recorded based on the fair value of the 9,000,000 shares (less amounts previously expensed based on par value) concurrently with consummation of the applicable follow-on transaction.  None of these amounts are considered for accounting purposes to be incremental consideration for our acquisition of HERLLC.

Contingencies

As of February 28, 2015 and August 31, 2014, there were no known environmental or other regulatory matters related to our operations that were reasonably expected to result in a material liability to us. We are subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the owners for the cost of pollution cleanup resulting from operations and subject the owners to liability for pollution damages. In some instances, the operator may be directed to suspend or cease operations in the affected area.

16.             EQUITY

Common Stock

During the six months ended February 28, 2015:
•
We issued an aggregate of 500,000 “Units” to three investors in consideration of an aggregate of $50,000 in cash received prior to August 31, 2014, and shown as common stock payable as of August 31, 2014.

•	In addition, we issued an aggregate of 1,150,000 Units to two investors for $115,000.
•
No commissions were paid or payable.  Other transaction costs were $80.  The price of each Unit was $0.10. Each Unit comprised one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock on payment of $0.20 per share. The warrants expire five years from each closing date.

In addition, during the six months ended February 28, 2015, we issued:
•	1,305,700 shares on conversion of $130,569 in accounts and bonus payable into common stock.
•	33,000,000 shares pursuant to the HERLLC Amendment described in Note 15.

Shares and warrants issued in the TEG Acquisition are set out in Note 4.  See also Note 18, Subsequent Events.

Related party transactions are set forth in Note 17.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
UNAUDITED

Shares Of Common Stock Potentially Issuable Pursuant To Warrants, Convertible Notes Payable And Options

Pursuant to warrants issued in our private placements of securities from January 10, 2014 through February 28, 2015, up to 6,584,210 shares of our common stock would be issuable upon payment to us of $0.20 per share.  The warrants expire five years from the date of each private placement.

Pursuant to warrants issued in February 2015 on conversion of notes payable into units of common stock and warrants on closing of the TEG acquisition, up to 1,623,829 shares of our common stock would be issuable upon payment to us of $0.25 per share.  The warrants expire February 3, 2020.

Up to 9,847,290 shares of common stock could be issued pursuant to the convertible notes payable described in Notes 8 and 9, if investors elect to convert some or all of their principal and interest, with the number of shares issuable on conversion computed at a rate of $0.10 per share.

On May 14, 2014, 5,950,000 common stock options were issued to our officers and other key consultants.
•
Each option has a life of 10 years and a strike price of $0.10 per share.  One million stock options vested on December 15, 2014, with the balance of 4,950,000 stock options vesting one-third on each of May 13, 2015, 2016 and 2017.  There are no other options outstanding.

•
All options other than a one million share option grant were granted pursuant to the 2014 Stock Plan approved by written consent of a majority of our stockholders on March 18, 2014, which authorized 15% of our outstanding shares of common stock to be available for grant in the form of options or stock purchase rights.  At February 28, 2015, 15% of our outstanding common stock is 12,019,560 shares, of which we have granted 4,950,000 stock options as stated above.  One million stock options were granted outside of the 2014 Stock Plan.

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

•
Equity compensation expense relating to stock options was $33,283 and $90,962 for the three and six months ended February 28, 2015.  There was no equity compensation expense for the three and six months ended February 28, 2014.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
UNAUDITED

The following is a summary of the Company’s stock option activity.

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at August 31, 2014	5,950,000	$0.10	9.7	$410,632
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at February 28, 2015	5,950,000	$0.10	9.1	$410,632

Vested and exercisable at February 28, 2015	1,000,000	$0.10	9.1	$69,014

As of February 28, 2015, there were 4,950,000 unvested stock options and unrecognized stock option expense of $251,000, which is expected to be recognized over 2.2 years. The following table summarizes the information about stock options outstanding and exercisable at February 28, 2015.

Options Outstanding			Options Exercisable
	Weighted-	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Number of	Exercise
Shares	Life (Years)	Price	Shares	Price
5,950,000	9.1	$0.10	1,000,000	$0.10

Non-Controlling Interest

We report in these unaudited interim financial statements non-controlling interest in Tapia Holdings pursuant to paragraph ASC No. 810-10-65-1.  The non-controlling interest of $145,000 reported on the balance sheet as of February 28, 2015, represents the non-controlling interest holders' proportionate share of the equity of the Tapia Holdings.

The final form of acquisition of TEG was Hawker acquiring 100% of the stock of TEG, rather than an earlier proposed structure of Tapia Holdings acquiring an 80% membership interest in a newly-formed LLC which would hold the TEG Assets.  As a result of the transaction structure changing, Tapia Holdings no longer holds any assets and it is expected that the non-controlling interest in Tapia Holdings will be restructured in the near term, the form of which has not yet been agreed.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
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

HERLLC

On January 1, 2014, Hawker exercised its option to acquire all of the membership interests in HERLLC from Mr. Katic and Mr. Moore (collectively the “HERLLC Sellers”), as described in Note 15.  Hawker issued 3,000,000 shares of our common to the HERLLC Sellers as consideration for the acquisition, 1,500,000 shares to each HERLLC Seller.  Hawker also assumed net liabilities of $135,199, including $29,625 owing to Mr. Katic.

The HERLLC option was originally entered into with Hawker on October 15, 2013 and amended on November 20, 2013 to (a) extend the term of the option, (b) revise the option consideration payable upon consummation of certain transactions described in the Agreement and (c) provide for additional option consideration in the event of the consummation of certain transactions not previously contemplated by the parties.  On October 10, 2014, the Board of Hawker waived all of the follow-on transaction requirements and authorized the immediate issuance to Messrs. Katic and Moore of 33,000,000 shares (16,500,000 each). Of those shares, as of February 28, 2015, we hold 9,000,000 shares in escrow, to be released in accordance with the provisions described in Note 15.

Loan Payable To Related Parties, Short Term

The components of $470,429 of loans payable to related parties, short term, are disclosed in Note 7.  Interest expense on such loans was $9,447 and $16,227, respectively, for the three and six months ended February 28, 2015 and $0 for the same period in 2014.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015
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

Interest expense on such loans was $0 for the three and six months ended February 28, 2015 and $368 and $739 for the three and six months ended February 28, 2014 respectively.

Convertible Notes Payable

From July 17, 2015 until February 3, 2015, pursuant to a convertible note payable, we owed a relative of Mr. Darren Katic, $100,000 plus accrued interest, all as described in Note 8.  As a result of the TEG Acquisition, this convertible note payable converted into Conversion Units.

Interest expense on this convertible note payable was $2,104 and $5,096, respectively, for the three and six months ended February 28, 2015.

Note Payable

See Note 9 for a description of a note payable to a relative of Mr. Katic.

Unit Issuances

As part of the common stock payable amounts outstanding on August 31, 2014 as described in Note 15, $20,000 was received from each of Messrs. Katic and Tywoniuk, for which 200,000 Units were issued to each during the six months ended February 28, 2015.  The price of each Unit was $0.10. Each Unit was comprised of one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock on payment of $0.20 per share. The warrants expire five years from the closing date.

Other

A portion of the non-controlling interest in Tapia Holdings is held by Mr. Moore, being $45,000 out of the $145,000 of capital received.  See Note 16.

On behalf of a company controlled by Mr. Katic, the Company has been paying rent to a third party for its office space, beginning January 1, 2014.  No formal assumption agreement has been completed to assign the leases with the landlord from Mr. Katic’s company to Hawker.  Mr. Katic provided a personal guarantee to the landlord.  For the three and six months ended February 28, 2015, these payments totaled $9,617 and $19,233 respectively.

18.           SUBSEQUENT EVENTS

As a result of our acquisition of TEG, TEG is no longer affiliated with Sefton or TEGMC and, accordingly, Sefton and TEGMC requested that BOTW release them from any further liability under the Credit Agreement as Borrowers. On March 18, 2015, we entered into a Sixth Amendment to Forbearance Agreement (“Sixth Amendment”) among Sefton, TEG, TEGMC, Hawker and BOTW. Under the Sixth Amendment, BOTW released Sefton and TEGMC from all of their respective obligations under the Credit Agreement (other than any surviving obligations in respect of indemnification) and removed Sefton and TEGMC as Borrowers under the Credit Agreement. As and in consideration of that release, BOTW (i) was paid $400,000 by Sefton, which was applied against the amount outstanding under the loan from BOTW to TEG, and (ii) received a Collateral Assignment of Note, executed by Sefton in favor of BOTW and acknowledged and agreed to by Hawker, collaterally assigning to BOTW a Promissory Note dated March 18, 2015 in the principal amount of $400,000, issued by Hawker in favor of Sefton (the “Hawker Note”). In addition, under the terms of the Sixth Amendment, Sefton agreed to return to Hawker for cancellation (a) its Warrant to purchase up to an additional 5,000,000 shares of our common stock for $0.25 per share (which was issued as part of our acquisition of TEG), and (b) 1,500,000 shares of our common stock.  The Hawker Note bears simple interest at the rate of 6% per annum and is due on the earlier to occur of (i) March 18, 2018, or (ii) expiration of certain of BOTW’s covenants to forbear in exercising its rights under the Credit Agreement. Upon payment in full of the loan obligations to BOTW, the Hawker Note will be returned to Hawker for cancellation.

On January 16, 2015, a relative of Mr. Katic advanced $50,000 to Hawker, and made further advances of $20,000 on March 19, 2015, and $100,000 on March 25, 2015, all of which were documented in a note payable on the latter date.  See Note 9 for a complete description.

On June 10, 2015, TEG sold an easement underlying a third-party owned cell tower on its Tapia Canyon oil field property, and assigned the associated rental contract.  Gross proceeds were $175,000.  After deducting property tax payments and prorated rent, net proceeds of $157,792 were used to pay down the loan to BOTW.

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

•
On February 3, 2015, we completed the acquisition of all of the outstanding common stock of TEG Oil & Gas U.S.A., Inc. (“TEG”) from Sefton Resources, Inc. (“Sefton”) (the “TEG Acquisition”).  TEG is an energy company focused on exploitation and production of crude oil in Southern California.   TEG’s assets comprise four oil and gas leases encompassing the Tapia Canyon field (the “Tapia Assets”) and one lease west of the Tapia Canyon field (the “Eureka Assets”), and the accompanying production equipment.  The Tapia Assets located 40 miles north of Los Angeles, California, consist of four oil leases covering 262 gross acres.  The Eureka oil field covers an area of approximately 1,510 gross acres located 25 miles west of the Tapia Canyon oil field in Ventura County, California.  The acquisition significantly expanded our presence in Southern California.  See “Recent Business Developments” below.

•
During the three months ended February 28, 2015, we raised $543,800 as follows: $250,000 from a new convertible notes payable, $128,800 of additional loans from related parties, $115,000 through the sale of additional common stock and warrant units and $50,000 from a long term note payable.

•
Finally, during the three months ended February 28, 2015: creditors converted $130,569 of amounts payable into common stock; and on closing of the TEG Acquisition, $324,766 in notes payable automatically pursuant to their terms converted into common stock and warrant units.

These events are described in more detail below.

Our consolidated financial statements, including our wholly-owned subsidiaries SCNRG, HERLLC, Punta Gorda and Tapia Holdings, consist of SCNRG’s historical results consolidated with our results beginning October 25, 2013, as a result of SCNRG being considered the acquirer for accounting purposes, together with HERLLC’s (and its subsidiary Punta Gorda’s) results commencing with its acquisition on January 1, 2014, Tapia Holdings’ results beginning with its formation in April 2014, and TEG’s results beginning with its acquisition effective February 1, 2015.

Recent Business Developments

Purchase all of the outstanding shares of capital stock of TEG

On January 12, 2015, we entered into a Share Purchase Agreement with Sefton pursuant to which we agreed to purchase, and Sefton agreed to sell, 100% of the issued and outstanding shares of capital stock of Sefton’s wholly-owned subsidiary, TEG.  The purchase price is $1.00 in cash plus the issuance of 3,000,000 shares of our common stock and a five-year warrant to purchase up to an additional 5,000,000 shares of our common stock for $0.25 per share.

Between April 18, 2014 and February 3, 2015, we and our wholly-owned subsidiary, Tapia Holdings, made a number of advances to TEG, pursuant to several secured subordinated notes and related security agreements, all as amended and restated into a Secured Subordinated Note dated January 12, 2015 (the “Note”), and a Fourth Amended and Restated Security Agreement dated January 12, 2015, each executed by TEG, and a Limited Recourse Guarantee (“Guarantee”) and a Pledge Agreement, each executed by Sefton (collectively, the “Loan Receivable Agreements”). These advances totaled approximately $1.6 million.  This amount constitutes additional consideration for the acquisition, as this loan receivable was not settled prior to the closing of our acquisition of TEG.

BOTW consented to our acquisition of TEG and agreed to forbear taking enforcement action against TEG on the senior loan provided that (i) Hawker lend TEG not less than $350,000 by March 31, 2015, (ii) interest on TEG's obligations to BOTW be increased to 9%, with a monthly pay rate of 5% and the remaining deferred 4% of unpaid interest compounded monthly beginning January 1, 2015, (iii) the proceeds of any sale, assignment, licensing or other transfer of any real or personal property rights which serve as collateral for TEG's obligations to BOTW be remitted directly to BOTW, and (iv) commencing no later than the first month after which the California Midway-Sunset First Purchase Price as published by the U.S. Energy Information Administration exceeds $60 per barrel, TEG will begin making outstanding property tax payments to the County of Los Angeles of at least $15,000 per month.

On February 3, 2015 (but effective as of February 1, 2015), we completed the acquisition of all of the outstanding common stock of TEG.

On March 18, 2015, Sefton made a principal payment to BOTW in the amount of $400,000 in order for it and a subsidiary to be released as co-borrowers under BOTW’s loan to TEG.  Concurrently, Sefton agreed to return to Hawker for cancellation (a) its Warrant to purchase up to an additional 5,000,000 shares of our common stock for $0.25 per share, and (b) 1,500,000 shares of our common stock. Finally, Hawker issued the “Hawker Note” in the principal amount of $400,000 to Sefton. The Hawker Note bears simple interest at the rate of 6% per annum and is due on the earlier to occur of (i) March 18, 2018, or (ii) expiration of certain of BOTW’s covenants to forbear in exercising its rights under the Credit Agreement. Upon payment in full of TEG’s loan obligations to BOTW, the Hawker Note will be returned to Hawker for cancellation.

Description of Tapia Assets

The Tapia Canyon field covers an area of approximately 262 acres located about 40 miles north of the Los Angeles, California metropolitan area. The Tapia Canyon field was discovered in 1957, when the Yule No. 2 well tested at 120 barrels per day of 18-degree API oil. The Tapia Canyon field commenced production in August 1957.   The Tapia Assets produced 63 barrels of oil per day (net) in February 2015 from 17 wells at a reservoir depth of just over 1,000 feet.  The Tapia Assets benefit from relatively low royalty burdens, which average approximately six to seven percent. Production is from the Yule reservoir, which is, on average, greater than 100 feet thick over the majority of the oil field, and comprised of sand and silts.

A small steam generator was built for testing purposes in 2007 and has completed 31 steam injection cycles of various sizes to assist in field modeling. The prior field operator confirmed the value of thermal EOR (enhanced oil recovery) at Tapia. During the last full-time cyclic steam test in October 2013, production reached 170 barrels of oil per day (gross). Extensive infrastructure exists currently in the field to facilitate steaming operations going forward, and for oil gathering and storage purposes.

Description of Eureka Assets

The Eureka Assets cover an area of approximately 1,510 acres located about 25 miles west of the Tapia Canyon field in Ventura County, California. The Eureka Assets produced four barrels of oil per day (net) in February 2015.

All acreage and well information described for the Tapia Assets and Eureka Assets above are gross figures.

Convertible Note Payable, Long Term

On January 14, 2015, we executed a term sheet to provide for a Third Amended and Restated Secured Convertible Promissory Note to an outside investor (the “Secured Convertible Note Payable”), in the aggregate principal amount of $1,000,000, to mature in two years.  Completion of definitive documentation occurred on May 27, 2015.

A Secured Convertible Note Payable was issued in consideration of additional proceeds to us in the amount of $250,000 (of which $200,000 was funded January 15, 2015, and $50,000 was funded February 26, 2015) and cancellation of previously issued notes to the investor in the amounts of $250,000, $350,000, and $25,000 (as well as accrued interest on each), the first two of which had maturity dates of November 30, 2014, and the latter of which had a maturity date of May 3, 2015. The holder has the option of advancing a further $125,000 by June 30, 2015.  The maturity date of the note is December 31, 2016.  The Secured Convertible Note Payable bears interest on the unpaid principal balance of the Secured Convertible Note Payable at the rate of 12% per annum.  Interest payments become payable quarterly beginning July 31, 2015, accruing interest until then.  The Secured Convertible Note Payable will be convertible at any time at the option of the investor into shares of Hawker common stock computed by dividing all of the then outstanding principal and accrued interest under the Secured Convertible Note Payable by $0.10 (as appropriately adjusted for any stock splits, stock combinations or similar events) (the “Conversion Rate”). However, if we subsequently sell common shares or securities convertible into or exchangeable or excercisable for a price lower than the Conversion Rate (subject to customary exclusions), then the Conversion Rate then in effect will be automatically reduced to the lower price. We will at all times reserve and keep available out of our authorized but unissued shares a sufficient number of shares of common stock to give effect to the conversion of the Secured Convertible Note Payable.  Unless notified in advance by the investor, conversion of a part or the entire Secured Convertible Note Payable is limited at any one time to a maximum beneficial ownership interest in Hawker of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion.  The proceeds from the Secured Convertible Note Payable are to be used for the purpose of allowing us to make advances to TEG, under the terms of a note receivable from TEG, and for general working capital.  Any repayment by TEG of the advances under the terms of the note receivable must be used by us to immediately make repayment to the investor under the terms of the Secured Convertible Note Payable. To secure our obligations under the Secured Convertible Note Payable, we granted a security interest to the investor in all of our right, title and interest under the TEG note receivable, our second priority security interest in TEG’s assets and in the interest of our subsidiary SCNRG, LLC in the oil-producing property known as the DEEP Lease. The Secured Convertible Note Payable also contains other terms and covenants that are customary for a promissory note of this type.  In addition, we granted to the investor, retroactive to January 15, 2015, a 2.5% or 3.5% overriding royalty interest, depending on the lease, in oil sales from the TEG Assets.  Such amount accrues until TEG’s lender, BOTW, has been paid in full; however, payment of royalties shall begin by January 31, 2016 or an event of default under the Secured Convertible Note Payable will occur.  While interest and royalties are being accrued, no cash payments can be made to repay loans made to Hawker by Mr. Katic, nor can Hawker repurchase any non-controlling interest owned by Mr. Moore nor pay any salaries to Messrs. Katic and Moore.

Sale of common stock and warrant units, convertible notes payable and other financings

During the three months ended February 28, 2015, in addition to the $250,000 Secured Convertible Note Payable proceeds described above, we closed private placements for an aggregate of 1,150,000 units for gross proceeds of $115,000.  The price of each unit was $0.10.  Each unit is comprised of one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock at $0.20 per share.  The warrants expire five years from each closing date. Net proceeds were $115,000.

Also during the three months ended February 28, 2015, we raised $128,800 from additional loans from related parties, and $50,000 from a long term note payable.

Total funds raised during the three months ended February 28, 2015 were $543,800.

Finally, during the three months ended February 28, 2015: creditors converted $130,569 of amounts payable into Units as described above; and on closing of the TEG Acquisition, $324,766 in notes payable automatically pursuant to their terms converted into units at a rate of 10 cents per unit, with each unit consisting of one share of common stock together with a five-year warrant to acquire one-half share of common stock for $0.25 per share.

Included in the above financings are various related party transactions as set forth in Note 17 to the unaudited interim financial statements included elsewhere in this report.  See also Notes 7, 8 and 9 for further descriptions of loans payable to related parties, convertible notes payable (short term) and long term debt.

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

In addition, on January 1, 2014, we acquired all of the membership interests of HERLLC, and its wholly-owned subsidiary Punta Gorda Resources, LLC, and our condensed consolidated financial statements include the accounts of these entities beginning January 1, 2014.  SCNRG increased its working interest in the oil-producing property known as the DEEP Lease from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014.  Finally, we acquired 100% of the stock of TEG effective February 1, 2015.  Results of these acquisitions are included from the dates of acquisitions.

Three months ended February 28, 2015 and 2014

Net loss attributable to the Company of $1,410,766 for the three months ended February 28, 2015, was largely the result of: (1) being a development stage oil production company until the acquisition of TEG was completed on February 3, 2015; (2) a non-cash equity compensation expense of $703,373, which includes $670,090 for stock issued to the HERLLC Sellers; and (3) professional fees of $181,621 largely for pursuing the TEG Acquisition and for the litigation described in Part II, Item 1 (“Legal Proceedings”).  This loss compares to a $176,491 loss in the comparable prior year quarter.

Revenue was $91,029 for the three months ended February 28, 2015, compared to $18,348 in the year ago quarter.  TEG revenue from the February 3, 2015 acquisition date contributed $72,598 net of royalties.  Net production was 67 barrels per day. Net oil sales were 59 barrels per day.  The average price realized was $43.73 per barrel.  Note that the overriding royalty interest granted to a convertible note holder effective January 2015 is accounted for as debt, and does not reduce net revenue (or production or sales statistics).

Net oil sales from our working interest in the DEEP Lease to our account (after royalties) from the current three producing wells averaged 4.1 net barrels per day for the three months ended February 28, 2015, and realized $33.34 per barrel before royalties, compared to 1.8 net barrels per day to realize $90.51 per barrel for the three months ended February 28, 2014.  The impact of lower prices offset the benefit of higher volumes.  Part of the increase in volumes is due to increasing our working interest in the DEEP Lease from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014.

Direct operating costs were $90,448 for the three months ended February 28, 2015, compared to $8,020 for the three months ended February 28, 2014.  TEG’s costs were $64,238 beginning with its acquisition on February 3, 2015.  The balance of the increase is due to the DEEP Lease: we increased our working interest in the DEEP Lease from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014, which increased our share of DEEP Lease costs; and there were increased repair costs in this year’s period.

Depletion, depreciation and amortization expense was $40,578 for the three months ended February 28, 2015, compared to $7,847 for the three months ended February 28, 2014.  Inclusion of TEG from its February 1, 2015 acquisition date added $26,855 in expense.  In addition, our working interest in the DEEP Lease increased from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014, which increases our share of these costs, and DEEP Lease expense further increased as a result of higher volumes in the 2015 period.

Revenue, direct operating costs, and depletion, depreciation and amortization expenses vary with volume, oil prices, downtime, repair and other operating costs, expensed workover programs, investments in drilling for new production and proved reserve estimates.

Professional fees for the three months ended February 28, 2015, were $181,621, increased 49% or $59,649 from $121,972 for the three months ended February 28, 2014, largely due to TEG Acquisition costs of $71,819 in the 2015 period, offset partially by the absence of $25,261 of professional fees related to the acquisition of additional working interests in the DEEP Lease incurred in the year ago period.  Also included in the 2015 period is $55,197 principally for litigation costs associated with HERLLC’s claim to coastal lease PRC 145.1 compared to $49,523 in the year ago period,  and $42,274 for costs associated with being a public company and tax work, compared to $47,188 a year ago.  Also included in the three months ended February 28, 2015 was $12,331 mainly for TEG reserve engineering.

Professional fees can vary substantially from period-to-period going forward depending on acquisition costs, financing activity, business development and property evaluation costs, litigation expenses associated with coastal lease PRC 145.1 and costs associated with being a public company.

In the three months ended February 28, 2015, we accrued bonuses of $240,000, compared to zero in the prior year quarter.  These amounts were unpaid at February 28, 2015 and shall be paid only at such time in the future as the finances of the Company permit, as determined by the Chief Financial Officer of the Company.  No salaries or consulting fees were paid to the four individuals during the six months ended February 28, 2015.

Other general and administrative expenses for the three months ended February 28, 2015 were $99,508, an increase of 85% or $45,843 compared to $53,665 for the three months ended February 28, 2014.  The increase includes $21,610 for TEG’s general and administrative costs beginning with February 1, 2015, as well as increased costs for accounting, investor relations and rental of office space (rent cost began to be incurred Jan. 1, 2014).

Equity compensation expense was $703,373 for the three months ended February 28, 2015, compared to $0 for the three months ended February 28, 2014.  Included in the 2015 period is $670,090 for non-cash equity compensation expense for stock released from escrow to the HERLLC Sellers on closing of the TEG Acquisition, and $33,283 related to stock options granted on May 14, 2014.

Interest income of $7,776 for the three months ended February 28, 2015, compared to $0 for the year ago period.  Interest income is primarily from the secured subordinated loan receivable from TEG until the date of closing on February 3, 2015.  See Note 5 to the unaudited interim financial statements included elsewhere in this report.

Interest expense amounted to $136,710 for the three months ended February 28, 2015, compared to $3,335 for the three months ended February 28, 2014.   Included in the 2015 amount is $93,965 for interest expense on convertible notes payable, as described in Notes 8 and 9 to the unaudited interim financial statements included elsewhere in this report.  There was no comparable amount in the 2014 period.  There was $27,966 interest on the bank loan assumed with the TEG Acquisition on February 3, 2015, and none of this interest expense in the prior year period.  Also included in the fiscal 2015 period is $8,740 for interest accrued on loans payable to related parties, short term; there was none in the fiscal 2014 period.  Also included in interest expense for the three month ended February 28, 2015 is $3,982 compared to $2,968 for the year ago period for accretion of interest on the DEEP net profits interest payable.  Our share of the net profits interest payable increased from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014, as a result of acquiring additional working interest.  Going forward, interest expense on the NPI will remain relatively constant unless there is a reduction in the expected timeframe for repayment of the NPI, which would cause interest accretion to accelerate.  Finally, there was $2,057 and $367 of other interest for the three months ended February 28, 2015 and 2014 respectively.

Change in fair value of conversion option was $7,802 of expense for the three months ended February 28, 2015, compared to none in the comparable 2014 period.  Due to the terms of certain convertible notes payable, the related conversion option was required to be bifurcated from the note payable and is shown as a separate liability on the balance sheet.  It is marked to fair value each quarter end, with the change in fair value recorded in the income statement.

The share of earnings attributable to non-controlling interest is $9,531 for the three months ended February 28, 2015 compared to none for the three months ended February 28, 2014.  The 2015 amount adjusts the year-to-date amount to zero given the changed deal structure for the TEG Acquisition.   The final form of acquisition of TEG was Hawker acquiring 100% of the stock of TEG, rather than an earlier proposed structure of Tapia Holdings acquiring an 80% membership interest in a newly-formed LLC which would hold the TEG Assets.  As a result of the transaction structure changing, Tapia Holdings no longer holds any assets and it is expected that the non-controlling interest in Tapia Holdings will be restructured in the near term, the form of which has not yet been agreed.

Six months ended February 28, 2015 and 2014

Net loss attributable to the Company of $3,059,029 for the six months ended February 28, 2015, was largely the result of: (1) being a development stage oil production company until the acquisition of TEG was completed on February 3, 2015; (2) a non-cash equity compensation expense of $1,791,552, which includes $1,700,590 for stock issued to the HERLLC Sellers; and (3) professional fees of $612,184 largely for pursuing the TEG Acquisition and for the litigation described in Part II, Item 1 (“Legal Proceedings”).  This loss compares to a $252,524 loss in the comparable prior year period.

Revenue was $101,323 for the six months ended February 28, 2015, compared to $44,112 in the year ago period.  TEG revenue from the February 3, 2015 acquisition date contributed $72,598 net of royalties.  Net production was 67 barrels per day. Net oil sales were 59 barrels per day.  The average price realized was $43.73 per barrel.  Note that the overriding royalty interest granted to a convertible note holder effective January 2015 is accounted for as debt, and does not reduce net revenue (or production or sales statistics).

The increase in revenue from TEG was partially offset by a decrease at the DEEP Lease of $18,805.  An increase in oil sales both from a higher working interest and from higher production was more than offset by lower oil prices and higher royalties.  Our working interest in the DEEP Lease increased from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014.  Net oil sales from our working interest in the DEEP Lease to our account (after royalties) from the current three producing wells averaged 3.3 net barrels per day for the six months ended February 28, 2015, and realized $48.00 per barrel before royalties, compared to 2.2 net barrels per day to realize $90.88 per barrel for the six months ended February 28, 2014. Net revenues for the six months ended February 28, 2015 also includes a reduction of $11,473 related to the operator’s royalty computations for prior fiscal year.

Direct operating costs were $106,444 for the six months ended February 28, 2015, compared to $20,992 for the six months ended February 28, 2014.  TEG’s costs were $64,238 beginning with its acquisition on February 3, 2015.  The balance of the increase is due to the DEEP Lease: we increased our working interest in the DEEP Lease from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014, which increased our share of DEEP Lease costs; and there were increased repair costs in this year’s period.

Depletion, depreciation and amortization expense was $51,614 for the six months ended February 28, 2015, compared to $15,957 for the six months ended February 28, 2014.  Inclusion of TEG from its February 1, 2015 acquisition date added $26,855 in expense.  In addition, our working interest in the DEEP Lease increased from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014, which increases our share of these costs, and DEEP Lease expense further increased as a result of higher oil sales in the 2015 period.

Revenue, direct operating costs, and depletion, depreciation and amortization expenses vary with volume, oil prices, downtime, repair and other operating costs, expensed workover programs, investments in drilling for new production and proved reserve estimates.

Professional fees for the six months ended February 28, 2015, were $612,184, increased $419,141 from $193,043 for the six months ended February 28, 2014.  Included in the 2015 period is: $280,884 legal, audit and diligence costs related to TEG Acquisition, compared to none in the prior year period; $217,663 for litigation costs associated with HERLLC’s claim to coastal lease PRC 145.1 compared to $49,523 in the prior year period subsequent to the acquisition of HERLLC on January 1, 2014; $101,305 for costs associated with being a public company including the annual audit and tax work, compared to $53,553 in the prior year period; $12,332 in the 2015 period for the TEG since the February 3, 2015 date of acquisition; and in the 2014 period only $89,967 for the costs of the reverse merger with SCNRG completed October 25, 2013.

Professional fees can vary substantially from period-to-period going forward depending on acquisition activity, financing activity, business development and property evaluation costs, litigation expenses associated with coastal lease PRC 145.1 and costs associated with being a public company.

In the six months ended February 28, 2015, we accrued bonuses of $240,000, compared to zero in the prior year quarter.  These amounts were unpaid at February 28, 2015 and shall be paid only at such time in the future as the finances of the Company permit, as determined by the Chief Financial Officer of the Company.  No salaries or consulting fees were paid to the four individuals during the six months ended February 28, 2015.

Other general and administrative expenses for the six months ended February 28, 2015 were $174,035 compared to $59,896 for the six months ended February 28, 2014 reflecting increased investor relations activities, additional outsourced accounting services due to a higher activity level, and increased rent expense (rent began January 1, 2014).   In addition, TEG general and administrative costs of $21,762 were incurred beginning with TEG’s acquisition on February 3, 2015.

Equity compensation expense was $1,791,552 for the six months ended February 28, 2015, compared to $0 for the six months ended February 28, 2014.  Included in the 2015 period is $1,700,590 for non-cash equity compensation for stock released from escrow to the HERLLC Sellers on closing of the TEG Acquisition, and $90,962 related to stock options granted on May 14, 2014.

Interest income of $18,280 for the six months ended February 28, 2015, compared to $0 for the year ago period.  Interest income is primarily from the secured subordinated loan receivable from TEG through the date of closing of the TEG Acquisition on February 3, 2015.  See Note 5 to the unaudited interim financial statements included elsewhere in this report.

Interest expense amounted to $229,663 for the six months ended February 28, 2015, compared to $6,748 for the six months ended February 28, 2014.   Included in the 2015 amount is $176,034 for interest expense on convertible notes payable, as described in Notes 8 and 9 to the unaudited interim financial statements included elsewhere in this report.  There was no comparable amount in the 2014 period.  There was $27,966 interest on the bank loan assumed with the TEG Acquisition on February 3, 2015, and none of this interest expense in the prior year period.  Also included in the fiscal 2015 period is $15,520 for interest accrued on loans payable to related parties, short term; there was none in the fiscal 2014 period.  In addition, included in interest expense for the six month ended February 28, 2015 is $8,086 compared to $6,009 for the year ago period for accretion of interest on the DEEP net profits interest payable.  Our share of the net profits interest payable increased from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014 as a result of acquiring additional working interest.  Going forward, interest expense on the NPI will remain relatively constant unless there is a reduction in the expected timeframe for repayment of the NPI, which would cause interest accretion to accelerate.  Finally, there was $2,057 and $739 of other interest expense for the six months ended February 28, 2015 and 2014 respectively.

Change in fair value of conversion option was $26,860 of income for the six months ended February 28, 2015, compared to none in the comparable 2014 period.  Due to the terms of certain convertible notes payable, the related conversion option was required to be bifurcated from the note payable and is shown as a separate liability on the balance sheet.  It is marked to fair value each quarter end, with the change in fair value recorded in the income statement.

Drop in Oil Prices

Our revenues, operating results, profitability, future rate of growth and the carrying value of our oil properties depend primarily upon the prevailing prices for oil. Historically, oil prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors. During the last year, there has been a sudden and precipitous drop in prices of oil and gas, resulting in a great deal of uncertainty about the market in the future.

Cash Flows

Operating Activities

During the six months ended February 28, 2015, we used cash in the amount of $388,710 for operating activities, compared to $203,840 cash used in operating activities in the corresponding year ago period.  Although the loss increased from $252,524 to $3,059,029, $1,791,552 of equity compensation expense in the current period did not involve a cash outlay.  There were significant professional fees, $612,184, and we incurred other general administrative costs of $174,035, for the six months ended February 28, 2015, both as discussed above; these amounts compare to $193,043 and $59,896 respectively for the six months ended February 28, 2014.  However, these increases in cash expenses were mostly offset by an increase of $440,691 in accounts payable (largely for professional fees) for the six months ended February 28, 2015, compared to an increase in accounts payable of $16,134 for the six months ended February 28, 2014.  We anticipate that the accounts payable will be paid from proceeds from private placements or other financings that we may undertake.

Investing Activities

Cash flows used in investing activities were $332,534 for the six months ended February 28, 2015, compared to cash flows used in investing activities of $192,782 for the year ago period.

During the six months ended February 28, 2015, we advanced a further $346,625 to TEG pursuant to a secured subordinated loan and we launched our website costing $9,253.  These amounts were partially offset by cash acquired in the TEG Acquisition of $23,344.  In the comparable 2014 period, the reverse merger of SCNRG with Hawker meant we acquired Hawker’s cash balance of $6,004, we acquired HERLLC and its cash balance of $1,214, and in addition we acquired an additional 20.5% working interest in the DEEP lease for $200,000.

Financing Activities

Cash flows provided by financing activities were $760,852 for the six months ended February 28, 2015, compared to cash flows provided by financing activities of $462,611 for the year ago period.

During the six months ended February 28, 2015, we generated net cash proceeds of $233,800 from related party loans, $300,000 from convertible notes payable, $114,920 from the sale of Units, $90,000 from the sale of a non-controlling interest in Tapia Holdings and $50,000 pursuant to a long term note payable.  During the six months ended February 28, 2015, we used cash of $10,000 for partial repayment of a loan from a related party and paid $17,868 on the DEEP net profits interest liability.  During the six months ended February 28, 2014, we issued Units for $434,524, received $40,000 for Units not closed by February 28, 2014, and paid $11,913 required under this same DEEP liability when our working interest was less than in the current period.

Liquidity and Financial Condition

As of February 28, 2015, we had cash of $52,815, current assets of $99,567, current liabilities of $7,452,321 and a working capital deficit of $7,352,754.  During the six months ended February 28, 2015, the Company had a net loss attributable to the Company of $3,059,029, largely attributable to:
•	non-cash equity compensation expense of $1,700,590 for common stock issued to the HERLLC Sellers as described above;
•	other non-cash equity compensation of $90,962 representing the periodic expense for stock options granted in the prior fiscal year;
•	$612,184 in professional fees including $280,884 for the proposed TEG acquisition and $217,663 for HERLLC litigation; and
•	$174,035 of other general administrative costs.

Despite the large loss, cash flow used in operating activities was $388,710, reflecting the non-cash nature of the equity compensation expense ($1,791,552 in total) and a growth in accounts payable and accrued expenses of $440,691.

To date, we have relied on investor capital to fund our operating and investing activities, as described in the cash flow discussion above, and also have seen a significant increase in our outstanding accounts payable balance.

Management’s business plan for the balance of the calendar year 2015 is to begin the further development of the Tapia Assets (oil prices permitting), continue to pursue HERLLC’s claim to coastal lease PRC 145.1 (see Part II, Item 1, “Legal Proceedings”), conduct further technical work on the DEEP property if funds permit, and pursue other opportunities. We currently do not have sufficient financial resources to fund this plan.  We will also require further financial resources to further develop the Eureka Assets and the DEEP Lease, to exploit coastal lease PRC 145.1 (assuming we are successful in securing our claim in the lease) and close other acquisition opportunities in future years.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of February 28, 2015, we had cash of $52,815, current assets of $99,567, current liabilities of $7,452,321 and a working capital deficit of $7,352,754.  During the six months ended February 28, 2015, the Company had a net loss attributable to the Company of $3,059,029, and at February 28, 2015, we had an accumulated net loss of $5,139,387 since the inception of SCNRG in December 2009.

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

Summary of Significant Accounting Policies

There were no changes to our critical accounting policies in this most recent reporting period from those disclosed in our Form 10-Q/A for the three months ended November 30, 2014, except for the addition of the following:

Overriding Royalty Interest Liability

Pursuant to an overriding royalty interest granted effective January 2015 to the Secured Convertible Note Payable holder, oil sales from the Tapia oil field are subject to an additional 2.5% or 3.5% overriding royalty interest, depending on the lease.  Since this royalty interest was granted in connection with a loan, the loan proceeds were bifurcated and this royalty interest has been accounted for as a separate liability.  Each reporting period, the liability’s estimated fair value is remeasured, with the change in fair value being reported in the consolidated statement of operations.  Fair value determinations require estimates of future oil prices, reserves, oil sales and appropriate discount rates.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of February 28, 2015.

In connection with the preparation and filing of our Form 10-K/A for the year ended August 31, 2015, and our Form 10-Q/A for the three months ended November 30, 2014, the Company’s management, including our Chief Executive Officer (who is also our Chief Financial Officer), re-evaluated the effectiveness of our internal control over financial reporting as of August 31, 2014. This re-evaluation confirmed that the material weaknesses described in the Original Form 10-K continue to be material weaknesses as of the time of the re-evaluation, and that some of these same material weaknesses contributed to a restatement of the financial statements included in those amended filings. In addition, the re-evaluation concluded that an additional material weakness existed relating to the calculation of derivative liability related to embedded conversion feature in two of our convertible notes payable, and to the fair value of financial instruments footnote disclosure, which also contributed to the restatement. As a result, our management continued to conclude that, because of the material weaknesses described below, the Company’s internal control over financial reporting was not effective as of August 31, 2014.

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

Until we increase the size and scale of our operations, the foregoing material weaknesses are expected to continue.  We will however in the future engage outside accounting professionals, as may be necessary and advisable, to assist us in evaluating more complex accounting matters including derivatives and fair value accounting and disclosure, and we will increase our use of manual mitigating control procedures and employ any additional tools and resources deemed necessary to provide assurance that our financial statements be fairly stated in all material respects.

Changes in Internal Control over Financial Reporting

During the quarter ended February 28, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1	Legal Proceedings

Punta Gorda Resources, LLC vs. Windsor Energy US Corporation, Rincon Island Limited Partnership, Ron Klarc, James P. Garten, and Skiff Lake Holdings, South Coast Oil Corporation, Case No. 56-2013-00440672-CU-BC-VTA, Superior Court of California, Ventura County.  On June 4, 2013, Punta Gorda Resources, LLC (a wholly owned subsidiary of HERLLC) filed a complaint for specific performance, breach of contract and declaratory relief in the United States Bankruptcy Court against the named defendants seeking to compel them to transfer lease rights and interests and overriding royalty interests provided in a Bankruptcy Court-approved Settlement Agreement concerning coastal lease PRC 145.1 just offshore Ventura County in the Rincon Field.  The complaint was dismissed on procedural grounds and re-filed by Punta Gorda in the Ventura County Superior Court.  Defendant Rincon now holds all of the subject rights and interests, except the Garten overriding royalty interest.  Punta Gorda has been appointed as Special Administrator of the Garten Estate for the purpose of bringing the Garten interest into the litigation and making it subject to a judgment.  Deposition, document and written discovery have commenced.  On June 19, 2014, defendant Rincon filed a motion for summary judgment, which we intend to oppose.  The hearing for the summary judgment motion is scheduled for July 27, 2015.  Trial is scheduled for March 23, 2016, although we expect the trial date to be continued to a later, yet to be determined date.  Although we intend to vigorously pursue Punta Gorda’s rights in this case, the outcome of this matter is not determinable as of the date of this report.

In addition to the pending matters described above, we are, from time to time, involved in various legal proceedings incidental to the conduct of our business. We are unable to predict the ultimate outcome of these matters.

Item 1A	Risk Factors

Not required for a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended February 28, 2015, we issued an aggregate of 1,150,000 “Units” to two investors for gross proceeds of $115,000, received in January 2015. The price of each Unit was $0.10. Each Unit was comprised of one share of our common stock, together with a warrant to acquire an additional half-share of our common stock on payment of $0.20 per share. The warrants expire five years from the closing date.

In addition, during the three months ended February 28, 2015, we amended and combined several convertible notes payable into a new convertible note payable to extend the maturity date and provide for additional funding to Hawker in the amount of $250,000 as described in note 9 to the unaudited interim financial statements included in this report.

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
10.3
Amended and Restated Subordination and Intercreditor Agreement by and among Tapia Holdings, LLC, Hawker Energy, Inc., TEG Oil & Gas U.S.A., Inc., Sefton Resources, Inc., TEG MidContinent, Inc., and Bank of the West dated January 1, 2015 (6)

10.5	Share Purchase Agreement, dated January 12, 2015, by and among Hawker Energy, Inc., Sefton Resources, Inc. and TEG Oil & Gas U.S.A., Inc. (7)
10.6	Warrant, dated February 1, 2015, issued by Hawker Energy, Inc. to Sefton Resources, Inc. (8)
10.7	Limited Recourse Guarantee by Sefton Resources, Inc. in favor of Hawker Energy, Inc. dated January 12, 2015 (9)
10.8	Pledge Agreement, dated January 12, 2015, made by Sefton Resources, Inc. in favor of Hawker Energy, Inc. (10)
10.9	Fourth Amended and Restated Security Agreement, dated January 12, 2015, made by TEG Oil & Gas U.S.A., Inc. in favor of Hawker Energy, Inc. (11)
10.10	Sixth Amendment to Forbearance Agreement, dated March 18, 2015, by and among Sefton Resources, Inc., TEG Oil & Gas U.S.A., Inc., TEG MidContinent, Inc., Hawker Energy, Inc. and Bank of the West. (12)
10.11	Promissory Note, dated March 18, 2015, in the aggregate principal amount of $400,000, issued by Hawker Energy, Inc. in favor of Sefton Resources, Inc. (13)
10.12	Amended and Restated Credit Agreement, dated as of October 21, 2008, by and among Sefton Resources, Inc., TEG Oil & Gas U.S.A., Inc., TEG MidContinent, Inc. and Bank of the West.
10.13
First Amendment of Amended and Restated Credit Agreement, Borrowing Base Redetermination and Limited Waiver, dated as of July 23, 2009, by and among Sefton Resources, Inc., TEG Oil & Gas U.S.A., Inc., TEG MidContinent, Inc. and Bank of the West.

10.14
Second Amendment of Amended and Restated Credit Agreement, Borrowing Base Redetermination and Forbearance Agreement, dated as of December 31, 2009, by and among Sefton Resources, Inc., TEG Oil & Gas U.S.A., Inc., TEG MidContinent, Inc. and Bank of the West.

10.15
Third Amendment of Amended and Restated Credit Agreement, Borrowing Base Redetermination and Limited Waiver, dated as of July 20, 2010, by and among Sefton Resources, Inc., TEG Oil & Gas U.S.A., Inc., TEG MidContinent, Inc. and Bank of the West.

10.16
Fourth Amendment of Amended and Restated Credit Agreement and Borrowing Base Redetermination, dated as of February 1, 2011, by and among Sefton Resources, Inc., TEG Oil & Gas U.S.A., Inc., TEG MidContinent, Inc. and Bank of the West.

10.17
Fifth Amendment of Amended and Restated Credit Agreement and Borrowing Base Redetermination, dated as of September 1, 2011, by and among Sefton Resources, Inc., TEG Oil & Gas U.S.A., Inc., TEG MidContinent, Inc. and Bank of the West.

10.18
Sixth Amendment of Amended and Restated Credit Agreement and Borrowing Base Redetermination, dated as of January 23, 2012, by and among Sefton Resources, Inc., TEG Oil & Gas U.S.A., Inc., TEG MidContinent, Inc. and Bank of the West.

10.19	Seventh Amendment of Amended and Restated Credit Agreement, dated as of June 29, 2012, by and among Sefton Resources, Inc., TEG Oil & Gas U.S.A., Inc., TEG MidContinent, Inc. and Bank of the West.
10.20	Eighth Amendment of Amended and Restated Credit Agreement, dated as of February 19, 2013, by and among Sefton Resources, Inc., TEG Oil & Gas U.S.A., Inc., TEG MidContinent, Inc. and Bank of the West.

10.21	Ninth Amendment of Amended and Restated Credit Agreement, dated as of May 13, 2013, by and among Sefton Resources, Inc., TEG Oil & Gas U.S.A., Inc., TEG MidContinent, Inc. and Bank of the West.
10.22	Third Amended and Restated Secured Convertible Promissory Note in the principal amount of $1 million issued by Hawker Energy, Inc. in favor or Oceanside Strategies, Inc. dated May 27, 2015.
31	Rule 13a-14(a) Certification of Chief Executive and Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive and Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed on October 22, 2007.
(2)	Incorporated by reference to Appendix A of the Company’s Definitive Information Statement on Schedule 14C filed on August 20, 2014.
(3)	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed on October 22, 2007.
(4)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 16, 2014.
(5)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 16, 2014.
(6)	Incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed on January 20, 2015.
(7)	Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on January 20, 2015.
(8)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 9, 2015.
(9)	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on January 20, 2015.
(10)	Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed on January 20, 2015.
(11)	Incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed on January 20, 2015.
(12)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 24, 2015.
(13)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 24, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hawker Energy, Inc.

Date: June 18, 2015	/s/ Darren Katic
Darren Katic Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)