Form 10-Q
period 2015-05-31
HAWKER ENERGY, INC.
filed 2015-07-15
CIK 1415286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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
83,247,306 shares of common stock as of July 9, 2015.

HAWKER ENERGY, INC.
FOR THE FISCAL QUARTER ENDED
MAY 31, 2015

PART I

Item 1	Financial Statements

HAWKER ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2015	August 31, 2014
ASSETS

Current assets:
Cash	$19,391	$13,207
Accounts receivable	12,279	42,815
Inventory	-	6,092
Prepaid expenses	55,793	22,389
Secured subordinated loan receivable, short term	-	1,298,322
Total current assets	87,463	1,382,825

Fixed assets:
Fixed assets, net of accumulated
depreciation of $61,194 and $19,605, respectively	2,084,843	14,269

Other assets:
Capitalized oil and gas properties, net of accumulated
depletion of $164,061 and $86,193, respectively	10,805,646	730,046

Intangible assets and other	175,000	5,000

Total assets	$13,152,952	$2,132,140

LIABILITIES AND (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,418,198	$813,438
Accrued bonuses	600,000	480,000
Bank loan payable	3,661,191	-
Loans payable to related parties, short term	598,956	226,876
Short term debt	516,162	862,450
Conversion option	-	122,045
Current portion of long term debt	326,214	20,065
Total current liabilities	8,120,721	2,524,874

Long term liabilities:
Long term debt	450,817	149,039
Conversion option	404,568	-
Retirement liability	1,021,515	-
Asset retirement obligations	1,932,888	168,110
Deferred income taxes	2,914,254	-
Total long term liabilities	6,724,042	317,149

Total liabilities	14,844,763	2,842,023

Stockholders' (deficit):
Preferred stock; $0.001 par value; 50,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000
shares authorized, 82,737,306 and 41,174,703
shares issued and outstanding, respectively	82,737	41,175
Common stock payable	67,174	50,000
Additional paid in capital	3,879,294	1,224,300
Accumulated deficit	(5,866,016)	(2,080,358)
Total stockholders' (deficit)	(1,836,811)	(764,883)
Non-controlling interest	145,000	55,000
Total (deficit)	(1,691,811)	(709,883)

Total liabilities and (deficit)	$13,152,952	$2,132,140

The accompanying unaudited notes are an integral part of these financial statements.

HAWKER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014

Revenue:
Oil revenues	$279,174	$35,755	$380,497	$79,867

Expenses:
Direct operating costs	283,992	19,224	390,436	40,216
Depletion, depreciation and amortization	90,519	12,249	142,133	28,206
Professional fees	287,635	320,019	899,819	513,062
Bonuses	-	-	240,000	-
General and administrative	294,183	66,251	468,218	126,147
Equity compensation	28,468	14,999	1,820,020	14,999
Total expenses	984,797	432,742	3,960,626	722,630

Net operating (loss)	(705,623)	(396,987)	(3,580,129)	(642,763)

Other (income) expense:
Interest and other (income)	(11,559)	(827)	(29,839)	(827)
Interest expense	240,303	4,367	469,966	11,115
Change in fair value of conversion option	(162,992)	-	(189,852)	-
Total other expense	65,752	3,540	250,275	10,288

Loss before income taxes	(771,375)	(400,527)	(3,830,404)	(653,051)
Income tax benefit	44,746	-	44,746	-

Net loss	(726,629)	(400,527)	(3,785,658)	(653,051)
Net loss attributable to non-controlling interest	-	-	-	-
Net loss attributable to the Company	$(726,629)	$(400,527)	$(3,785,658)	$(653,051)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.02)

Weighted average common shares outstanding -
basic and diluted	82,512,718	37,874,868	73,308,739	28,967,059

The accompanying unaudited notes are an integral part of these financial statements.

HAWKER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	May 31, 2015	May 31, 2014

Cash flows from operating activities:
Net loss before loss attributable to
non-controlling interest	$(3,785,658)	$(653,051)
Depletion, depreciation and amortization	142,133	28,206
Equity compensation	1,820,020	14,999
Other non-cash expenses	47,151	-
Non-cash interest expense	184,601	9,883
Change in fair value of conversion option	(189,852)	-
Deferred income tax benefit	(44,746)	-
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Accounts receivable	30,536	(3,611)
Inventory	4,636	3,033
Prepaid expenses	(34,379)	10,713
Accounts payable and accrued expenses	695,861	329,205
Accrued bonuses	240,000	-
Accrued interest payable	200,950	378
Net cash (used in) operating activities	(688,747)	(260,245)

Cash flows from investing activities:
Cash acquired in Hawker acquisition	-	6,004
Cash acquired in HERLLC acquisition	-	1,214
Cash acquired in TEG acquisition	23,344	-
Acquisition of an additional working interest in DEEP Lease	-	(325,000)
Purchase of fixed assets	(42,371)	-
Secured subordinated loan receivable	(346,625)	(302,306)
Net cash (used in) investing activities	(365,652)	(620,088)

Cash flows from financing activities:
Loans from related parties	390,300	180,000
Repayment of loans from related parties, short term	(50,000)	-
Proceeds from convertible notes	300,000	300,000
Note issuance to Sefton	400,000	-
Bank loan repayment	(400,000)	-
Proceeds from other debt	258,118	-
Repayment of other debt	(42,755)	(19,702)
Net proceeds from unit offering	114,920	669,901
Proceeds from sale of non-controlling interest	90,000	-
Net cash provided by financing activities	1,060,583	1,130,199

Net change in cash	6,184	249,866

Cash, beginning	13,207	8,298

Cash, end	$19,391	$258,164

Supplemental disclosure of cash flow information:
Interest paid	$77,866	$9,883
Income taxes paid	$-	$-
Convertible notes payable and accrued interest extinguished through rollover into new convertible note payable	$864,896	$-
Convertible notes payable and accrued interest
converted to common stock and warrants	$324,766	$-
Units issued to settle loans from related parties, long term	$-	$135,312
Units or stock issued to settle accounts payable	$136,494	$31,560
Common stock and warrants issued to pay interest on long term note	$67,174	$-
Common stock issued for general and administrative services	$52,431	$-
TEG acquisition:
Common stock and warrants issued	$531,027	$-
Common stock and warrants subsequently cancelled	$(430,500)	$-
Secured subordinated loan receivable not settled prior to closing	$1,663,227	$-
Liabilities assumed	$10,664,874	$-

The accompanying unaudited notes are an integral part of these financial statements.

HAWKER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
(Unaudited)

	Common Stock		Common Stock and Warrants Payable		Additional	Accumulated	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Interest	(Deficit)

Balance, August 31, 2013	-	$-	-	$-	$350,000	$(351,226)	$-	$(1,226)
Recapitalization on completion of acquisition of SCNRG	25,961,983	25,962	2,000,000	2,000	(26,336)	-	-	1,626
Issued to acquire Hawker Energy (Rincon), LLC	3,000,000	3,000	-	-	(138,199)	-	-	(135,199)
Issuance of common stock payable	2,000,000	2,000	(2,000,000)	(2,000)	-	-	-	-
Net proceeds from unit offering	10,212,720	10,213	-	-	970,075	-	-	980,288
Proceeds received for common stock payable	-	-	500,000	50,000	-	-	-	50,000
Stock option compensation	-	-	-	-	68,760	-	-	68,760
Sale of non-controlling interest	-	-	-	-	-	-	55,000	55,000
Net loss attributable to the Company	-	-	-	-	-	(1,729,132)	-	(1,729,132)
Balance, August 31, 2014	41,174,703	41,175	500,000	50,000	1,224,300	(2,080,358)	55,000	(709,883)
Issuance of common stock payable	500,000	500	(500,000)	(50,000)	49,500	-	-	-
Equity compensation pursuant to HERLLC Option Agreement	33,000,000	33,000	-	-	1,667,590	-	-	1,700,590
Stock option compensation	-	-	-	-	119,430	-	-	119,430
Net proceeds from unit offering	1,150,000	1,150	-	-	113,770	-	-	114,920
Conversion of accounts and bonus payable into units	1,364,945	1,364	-	-	135,130	-	-	136,494
Common stock issued for general and adminstrative services	800,000	800	-	-	51,631	-	-	52,431
Issuance of shares and warrants to acquire TEG	3,000,000	3,000	-	-	528,027	-	-	531,027
Cancellation of shares and warrants issued to acquire TEG	(1,500,000)	(1,500)	-	-	(429,000)	-	-	(430,500)
Issuance of shares and warrants on conversion of notes payable	3,247,658	3,248	-	-	321,518	-	-	324,766
Extinguishment of conversion option	-	-	-	-	97,398	-	-	97,398
Interest on note to be paid in shares and warrants	-	-	510,000	67,174	-	-	-	67,174
Sale of non-controlling interest	-	-	-	-	-	-	90,000	90,000
Net loss attributable to the Company	-	-	-	-	-	(3,785,658)	-	(3,785,658)
Balance, May 31, 2015	82,737,306	$82,737	510,000	$67,174	$3,879,294	$(5,866,016)	$145,000	$(1,691,811)

The accompanying unaudited notes are an integral part of these financial statements.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
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

On October 25, 2013, we closed on the Agreement and Plan of Reorganization with SCNRG, LLC (“SCNRG”), a California limited liability company, whereby we acquired 100% of the membership interest in SCNRG, resulting in SCNRG becoming our wholly-owned subsidiary, in exchange for 14.0 million shares of our common stock issued to the members of SCNRG.  For accounting purposes, our acquisition of SCNRG has been accounted for as a reverse acquisition whereby SCNRG is the accounting acquirer effectuating a recapitalization of Hawker.  Accordingly, SCNRG is considered the acquirer for accounting purposes and, therefore, the historical financial statements of SCNRG are presented and consolidated with ours beginning October 25, 2013.  As a result of this transaction, Hawker changed its business direction and is now in the oil and gas industry.

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

The unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K, as amended, for the year ended August 31, 2014, which contains our consolidated financial statements and notes thereto. Our fiscal year-end is August 31st.

These consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments necessary for a fair statement of the results for the periods reported.  All such adjustments are of a normal recurring nature unless disclosed otherwise.  These consolidated financial statements, including notes, have been condensed and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  The interim results for the three and nine months ended May 31, 2015, are not necessarily indicative of results for the full fiscal year.

There have been no significant changes in our significant accounting policies for the nine months ended May 31, 2015, as compared to the significant accounting policies described in the Annual Report on Form 10-K, as amended, for the year ended August 31, 2014 and in the Quarterly Report on Form 10-Q/A for the three months ended November 30, 2014, and the Quarterly Report on Form 10-Q for the three months ended February 28, 2015.

Principles Of Consolidation

Our acquisition of SCNRG on October 25, 2013, has been accounted for as a reverse acquisition whereby SCNRG is the accounting acquirer effectuating a recapitalization of Hawker.  Therefore, our condensed consolidated financial statements include the historic accounts of SCNRG, and consolidated with ours beginning October 25, 2013.

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
THREE AND NINE MONTHS ENDED MAY 31, 2015
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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared based on the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The new guidance is effective for the interim and annual periods beginning after December 15, 2016; early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  We have not conducted an analysis to determine whether we will adopt the new standard early or not.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
UNAUDITED

3.           GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 2015, the Company had cash of $19,391, current assets of $87,463, current liabilities of $8,120,721 and a working capital deficit of $8,033,258.  During the three month period and nine month period ended May 31, 2015, the Company had net losses of $726,629 and $3,785,658, respectively.  As of May 31, 2015, the Company had an accumulated net loss of $5,866,016 since the inception of SCNRG in December 2009.  The Company has earned insufficient revenues since inception and its cash resources are insufficient to meet its planned business objectives.

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

Following the completion of the acquisition of TEG Oil & Gas U.S.A., Inc. effective February 1, 2015 (see Note 4), management’s plan is to raise capital through a combination of equity and debt financing sufficient to finance continuing operations for the next twelve months, to do high rate of return maintenance projects and continue with cost cutting initiatives at the Tapia oil field, and to refinance by December 2015 the bank debt assumed with the acquisition.  However, there can be no assurance that the Company will be successful in completing such financing.

4.           ACQUISITION OF TEG OIL & GAS U.S.A., INC.

On February 3, 2015 (but effective as of February 1, 2015), the Company completed the acquisition of all of the outstanding common stock of TEG from Sefton Resources, Inc. (“Sefton”) (the “TEG Acquisition”).  The purchase price was $1 plus the issuance of 3,000,000 shares of common stock and a five-year warrant (“Warrant”) to purchase up to an additional 5,000,000 shares of common stock for $0.25 per share (the “Warrant”).  In addition, between April 2014 and January 2015, the Company and its subsidiary Tapia Holdings, LLC made advances pursuant to a secured subordinated loan agreement to TEG totaling approximately $1.6 million, including accrued interest receivable (Note 5).  This amount constituted additional consideration for the TEG Acquisition, as this note receivable was not settled prior to the closing of the TEG Acquisition.  As a result of this transaction, TEG became a wholly-owned subsidiary of the Company.

See Note 6 for a March 18, 2015 transaction that resulted in cancellation of 1,500,000 shares of Hawker and the Warrant originally issued to Sefton for the purchase of TEG.  As a result of the cancellation of shares and the Warrant, a $430,500 reduction to the purchase price was recorded.

TEG is an energy company focused on exploitation and production of crude oil in Southern California.   TEG’s assets comprise four oil and gas leases encompassing the Tapia Canyon field (the “Tapia Assets”) and one lease west of the Tapia Canyon field (the “Eureka Assets”), and the accompanying production equipment.  The Tapia Assets, located 40 miles north of Los Angeles, California, consist of four oil leases covering 262 gross acres.  The Eureka Assets, located 25 miles west of the Tapia Canyon oil field in Ventura County, California, cover an area of approximately 1,510 gross acres.

A table of adjustments reflecting the allocation of the fair values is provided below.  These adjustments reflect the elimination of the components of TEG’s historical shareholder’s equity, the estimated value of consideration paid by us in the acquisition using the estimated fair value of common stock on February 3, 2015 and any adjustments to the historical book values of TEG’s assets and liabilities to their estimated fair values, in accordance with acquisition accounting.  Transaction costs relating to the TEG Acquisition were expensed as incurred.  The initial accounting for the TEG Acquisition is preliminary, and adjustments to provisional amounts (such as fixed assets, oil properties, and certain liabilities), or recognition of additional assets acquired or liabilities assumed, may occur as additional information is obtained about facts and circumstances that existed as of the acquisition date. The evaluation of the assigned fair values is ongoing, as the transaction was recently completed.  The Company expects the purchase price allocation will be finalized in the fourth fiscal quarter ended August 31, 2015.  The Company believes these estimates are reasonable and the significant effects of the acquisition are properly reflected.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
UNAUDITED

Purchase price:
Fair value of Hawker's common stock issued (1)	$100,527
Loan made by Hawker group to TEG prior to closing	1,663,227
Total purchase price	1,763,754

Estimated fair value of liabilities assumed:
Loan payable to Bank of the West (“BOTW”), plus accrued interest (Note 6)	4,011,882
Accounts payable	842,890
Accrued liabilities	109,073
Asset retirement obligation	1,743,558
Retirement liability	998,471
Deferred income taxes	2,959,000
Amount attributable to liabilities assumed	10,664,874

Total purchase price and assumed liabilities	$12,428,628

Estimated fair value of assets acquired:
Cash	$23,344
Other current assets	7,025
Fixed assets – operating machinery and equipment	2,069,792
Identifiable intangible asset	175,000
Oil properties - proven, full cost method	10,153,467
Amount attributable to assets acquired	$12,428,628

(1) 1,500,000 shares of Hawker common stock at $0.067 per share, being the estimated fair value implied by the sale of Units described in Note 16.   Our common stock is considered “thinly-traded” due to the extremely low level of trading activity (many days have no volume or volume less than $1,000 in value), the estimated value of the common stock based on cash sales to third-parties is significantly more meaningful in regards to fair value.   The 1,500,000 share amount reflects 3,000,000 Hawker shares and a Warrant initially issued on the February 3, 2015, closing, less the cancellation of 1,500,000 shares and the Warrant on March 18, 2015.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
UNAUDITED

The results of operations of TEG from the February 1, 2015 effective closing date through May 31, 2015, have been included in the Company’s consolidated statements of operations.

The following unaudited pro forma combined results of operations are provided for the nine month periods ended May 31, 2015 and 2014 as though the TEG Acquisition had been completed as of the beginning of the earliest period presented, or September 1, 2013.  These pro forma combined results of operations have been prepared by adjusting the historical results of the Company to include the historical results of TEG.  These supplemental pro forma results of operations are provided for illustrative purposes only, and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.  The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the acquisition or any estimated costs that will be incurred to integrate TEG.  Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions, as well as other factors.

(in thousands, except per share amounts)	Nine Months Ended May 31,
	2015	2014
Revenues	$1,281	$2,482
Net (loss)	$(3,750)	$(962)
Net (loss) per share:
Basic and diluted	$(0.05)	$(0.03)

For the nine month period ended May 31, 2015, the Company recognized $332,571 of sales of crude oil (net of royalties) less production costs, professional fees and general and administrative costs of $585,330, and depletion, depreciation, and amortization of $103,351 related to properties acquired in the TEG Acquisition, being the results from operations beginning with the closing of the acquisition effective February 1, 2015.  In addition, interest expense was $131,936 on the BOTW loan and certain other TEG obligations, and a deferred tax recovery of $44,746 was recorded.  Additionally, non-recurring transaction costs of $276,012 related to the acquisition for the nine month period ended May 31, 2015, are included in the Condensed Consolidated Statements of Operations as professional fees; however, these non-recurring transaction costs have been excluded from the pro forma results in the above table.

Historically, TEG’s fiscal year end was December 31st and the Company’s fiscal year end is August 31st.  For the nine months ended May 31, 2015 and 2014, the operating results for TEG included in the pro forma financial information above are for the period from July 1 through December 31, 2014 and from October 1, 2013 through June 30, 2014, respectively.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
UNAUDITED

5.           SECURED SUBORDINATED LOAN RECEIVABLE, SHORT TERM

Between April 18, 2014 and January 31, 2015, we and our wholly-owned subsidiary, Tapia Holdings, LLC (“Tapia Holdings”), made a number of advances to TEG, pursuant to several secured subordinated notes and related security agreements, all as amended and restated into a Secured Subordinated Note dated January 12, 2015 (the “Note”), and a Fourth Amended and Restated Security Agreement dated January 12, 2015, each executed by TEG, and a Limited Recourse Guarantee (“Guarantee”) and a Pledge Agreement (“Pledge”), each executed by Sefton (collectively, the “Loan Receivable Agreements”). The Loan Receivable Agreements and an Intercreditor Agreement (defined below) were entered into in connection with what ultimately became a Share Purchase Agreement to acquire TEG, which acquisition closed on February 3, 2015 (Note 4).  The Guarantee and Pledge were terminated on closing of the TEG Acquisition.

Under the terms of the Loan Receivable Agreements, TEG agreed to pay us the principal sum of $2,100,000, or such lesser amount as may be outstanding from time to time, with interest on the unpaid principal amount at the rate of 3.0% per annum.  We advanced $346,625 to TEG during the five months ended January 31, 2015, for a total at January 31, 2015 of $1,663,227, including accrued interest.  The loan receivable was to have matured on December 31, 2015, at which time all outstanding principal and accrued interest would have been due and payable in full.  The assets of TEG secured the Note, which was also guaranteed on a limited recourse basis by Sefton. Sefton’s Guarantee was secured by a pledge of all of the outstanding shares of TEG.  The Note and our security interest in the assets of TEG are subordinate to senior indebtedness of TEG, pursuant to an Amended and Restated Subordination and Intercreditor Agreement (“Intercreditor Agreement”) dated January 1, 2015, as amended, by and among Tapia Holdings, TEG, Sefton, TEG’s affiliate TEG MidContinent, Inc. (“TEGMC”), BOTW, and us.  Sefton and TEGMC were effectively released from the Intercreditor Agreement on March 18, 2015 as described in Note 6.

The August 31, 2014 balance of the secured subordinated note receivable comprised $1,290,727 in principal and $7,595 in accrued interest receivable, for a total of $1,298,322.  As noted above, the January 31, 2015 loan balance of $1,663,227 was not settled prior to the closing of the TEG Acquisition and this amount therefore constituted additional consideration for the acquisition.

6.           BANK LOAN PAYABLE

As discussed in Note 4, on February 3, 2015, TEG became our wholly-owned subsidiary. At the time of the TEG Acquisition, TEG, along with Sefton and its subsidiary TEGMC, were in default under the terms of an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), dated October 1, 2008, among TEG, Sefton and TEGMC as “Borrowers”, and BOTW. Notwithstanding Borrowers’ default, BOTW had previously agreed on numerous occasions to forbear in exercising certain rights available to it under the Credit Agreement, in each case, subject to various terms and conditions. BOTW’s agreement to forbear was memorialized by a Forbearance Agreement among Borrowers and BOTW, which has been amended on several occasions.

On January 1, 2015, in anticipation of the TEG Acquisition, we entered into a Fifth Amendment to Forbearance Agreement (“Fifth Amendment”) among Sefton, TEG, TEGMC, BOTW and us. Under or in connection with the Fifth Amendment, (i) we agreed to lend TEG not less than $350,000, (ii) Tapia Holdings, our subsidiary, assigned to us all of Tapia Holdings’ right, title and interest in outstanding loans made by Tapia Holdings to TEG evidenced by a Subordinated Note due December 29, 2014 in the original principal amount of $1,500,000, (iii) we agreed not to contest or otherwise oppose an order appointing a receiver for the assets of TEG at the end of the period in which BOTW has agreed to forbear in exercising its rights under the Credit Agreement (the “Forbearance Period”), (iv) Tapia Holdings assigned to us all of Tapia Holdings’ right to acquire 100% of the stock of TEG from Sefton, (v) effective as of January 1, 2015, the interest rate accruing on the principal of the Loan was increased to 9% with a monthly pay rate of 5% and the remaining 4% of unpaid interest to be accrued and compounded monthly until termination of the Forbearance Period and full payment of the Loan, and the default rate was increased to 14%, (vi) Borrowers agreed that the proceeds from any sale, assignment, licensing or other transfer of real or personal property rights that serve as collateral for the Loan will be remitted directly to BOTW, and (vii) Borrowers agreed to pay at least $15,000 per month of outstanding property taxes, commencing with the first month in which the California Midway-Sunset First Purchase Price as published by the U.S. Energy Information Administration is greater than $60 per barrel. As and in consideration of the foregoing, under the Fifth Amendment, BOTW agreed to extend the Forbearance Period to December 31, 2015.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
UNAUDITED

As a result of the TEG Acquisition, TEG was no longer affiliated with Sefton or TEGMC and, accordingly, Sefton and TEGMC subsequently requested that BOTW release them from any further liability under the Credit Agreement as Borrowers. On March 18, 2015, we entered into a Sixth Amendment to Forbearance Agreement (“Sixth Amendment”) among Sefton, TEG, TEGMC, BOTW and us. Under the Sixth Amendment, BOTW released Sefton and TEGMC from all of their respective obligations under the Credit Agreement (other than any surviving obligations in respect of indemnification) and removed Sefton and TEGMC as Borrowers under the Credit Agreement. As and in consideration of that release, BOTW (i) was paid $400,000 by Sefton, which was applied against the amount outstanding under the loan from BOTW to TEG, and (ii) received a Collateral Assignment of Note, executed by Sefton in favor of BOTW and acknowledged and agreed to by us, collaterally assigning to BOTW a Promissory Note dated March 18, 2015 in the principal amount of $400,000, issued by us in favor of Sefton (the “Hawker Note”). In addition, under the terms of the Sixth Amendment, Sefton returned to us for cancellation (a) the Warrant and (b) 1,500,000 shares of our common stock.  The Hawker Note bears simple interest at the rate of 6% per annum and is due on the earlier to occur of (i) March 18, 2018, or (ii) expiration of certain of BOTW’s covenants to forbear in exercising its rights under the Credit Agreement. Upon payment in full of the loan obligations to BOTW, the Hawker Note will be returned to us for cancellation.

7.           LOANS PAYABLE TO RELATED PARTIES, SHORT TERM

Loans payable to related parties, short term, consist of the following at May 31, 2015, and August 31, 2014:

	May 31,	August 31,
	2015	2014
Darren Katic	$378,800	$161,000
Manhattan Holdings, LLC	90,000	60,000
Gerald Tywoniuk	35,000	-
Kristian Andresen	41,026	-
Charles Moore	20,000	-
Total short-term loans	564,826	221,000
Accrued interest payable	34,130	5,876
Loans payable to related parties, short term	$598,956	$226,876

Loans payable to related parties are unsecured and bear interest at 10% per annum, except for Charles Moore’s loan which is undocumented.  Darren Katic’s loan is due on demand.  Other loans except for Mr. Moore’s loan were due on January 31, 2015.  No arrangements have been made to date to deal with these past due maturity dates.  All loans from related parties above have been treated as short-term loans.  Mr. Katic is an officer, director and significant shareholder.  Manhattan Holdings, LLC, Gerald Tywoniuk and Mr. Moore are significant shareholders.  Kristian Andresen is a director and significant shareholder.

8.           SHORT TERM DEBT

Short term debt comprises the following at May 31, 2015, and August 31, 2014:

	May 31, 2015	August 31, 2014
Hawker Note payable to Sefton	$404,866	$-
Convertible note payable, short term	56,296	862,450
Short term loan	55,000	-
Short term debt	$516,162	$862,450

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
UNAUDITED

Note Payable to Sefton

As described in Note 6, the $400,000 Hawker Note payable to Sefton and assigned to BOTW, issued March 18, 2015, bears simple interest at the rate of 6% per annum and is due on the earlier to occur of (i) March 18, 2018, or (ii) expiration of certain of BOTW’s covenants to forbear in exercising its rights under the Credit Agreement. Upon payment in full of the loan obligations to BOTW, the Hawker Note will be returned to us for cancellation.  At May 31, 2015, accrued interest payable was $4,866.

Convertible Notes Payable, Short Term

Between May 13, 2014, and May 31, 2015, we issued a number of convertible notes payable (“CNP”).   All were issued in amounts equal to the cash we received, and bear simple interest on the unpaid principal balance at 12% per annum, which is payable on maturity.

Convertible notes payable, short term, consist of the following at May 31, 2015, and August 31, 2014; conversion features, security provisions and warrants to acquire our common stock are also set forth below:

	Issue Date	Maturity Date	May 31, 2015	August 31, 2014

CNP 1 (1) (2) (3)(7)	June 25, 2014	November 30, 2014	$-	$350,000

CNP 2 (1) (2) (3)	May 30, 2014	November 30, 2014	-	250,000

CNP 3 (1) (3) (4)	July 17, 2014	June 30, 2015	-	100,000
CNP 4 (1) (2) (3) (4) (5)	July 17, 2014	July 10, 2015	-	100,000
CNP 5 (6)	May 13, 2014	May 13, 2016	50,000	50,000
CNP 6 (1) (2) (3) (4)	July 25, 2014	July 25, 2015	-	50,000
CNP 7 (1) (2) (3) (4)	August 28, 2014	July 25, 2015	-	30,000
CNP 8 (1)(3)(4)(8)	September 26, 2014	September 26, 2015	-	-

CNP 9 (1)(2)(3)(7)(8)	November 3, 2014	May 3, 2015	-	-
			50,000	930,000
Less unamortized discount (7)			-	(89,149)
Accrued interest payable			6,296	21,599

Convertible notes payable, short term			$56,296	$862,450

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
UNAUDITED

(1) Convertible at any time at the option of the investor into “Conversion Units.” Each Conversion Unit consists of one share of our common stock and one warrant to purchase one-half share of our common stock at an exercise price of $0.25 per share. The number of Conversion Units into which the note is convertible is computed by dividing all of the then outstanding principal and accrued interest under the note by $0.10 (as appropriately adjusted for any stock splits, stock combinations or similar events).  Each warrant has a five-year life from the date the convertible note payable was issued.  If we sell common stock for less than $0.10 per share, the conversion rate for CNP 1 and 9 shall be adjusted to that price.  In the case of CNP 1 and 2, the notes were amended September 18, 2014, to limit the conversion of a part or the entire convertible note payable at any one time to a maximum beneficial ownership in us of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion.  CNP 9, with a face amount of $25,000 is similarly limited to a 4.99% maximum beneficial ownership.

(2) Hawker granted a security interest to the investor in all of our assets.

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

(4) Conversion of unpaid principal into Conversion Units pursuant to the terms in (1) above was mandatory upon our closing the TEG Acquisition in February 2015 as described in Note 4.  Conversion of unpaid interest into Conversion Units was at our election, which election we made.

(5) The holder is related to Darren Katic, who is an officer, director and significant shareholder.

(6) Unpaid principal and accrued interest is convertible at any time at the option of the holder into common shares in an amount computed by dividing the amount converted by $0.10 (as appropriately adjusted for any stock splits, stock combinations or similar events).  Repayment of the convertible note payable is required on collection of the secured subordinated loan receivable described in Note 5 if earlier than the maturity date above.  As we expected to receive repayment on the secured subordinated loan receivable or close on the TEG acquisition within one year, this convertible note payable was classified as a short-term liability.

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

Short term loan

On May 8, 2015, a third party advanced $55,000 to us with terms to be determined at a later date.  This party is also one of two that comprise non-controlling interest in Tapia Holdings as described in Note 16.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
UNAUDITED

9.           LONG TERM DEBT

Long term debt is comprised of the following at May 31, 2015, and August 31, 2014:

	May 31, 2015	August 31, 2014
Convertible note payable, long term	$192,632	$-
Overriding royalty interest liability	297,705	-
Net profits interest payable	154,245	169,104
Note payable and other	132,449	-
Total long term debt	777,031	169,104
Less current portion	(326,214)	(20,065)
Long term debt, net of current portion	$450,817	$149,039

Convertible Note Payable, Long Term

On January 14, 2015, we executed a term sheet to provide for a Third Amended and Restated Secured Convertible Promissory Note to an outside investor (the “Secured Convertible Note Payable”), in the aggregate principal amount of $1,000,000, to mature in two years.  Completion of definitive documentation occurred on May 27, 2015.

The Secured Convertible Note Payable was issued in consideration of additional proceeds to us in the amount of $250,000 (of which $200,000 was funded January 15, 2015, and $50,000 was funded February 26, 2015) and cancellation of previously issued notes to the investor in the amounts of $250,000, $350,000, and $25,000 (as well as accrued interest on each), the first two of which had maturity dates of November 30, 2014, and the latter of which had a maturity date of May 3, 2015. The maturity date of the Secured Convertible Note Payable is December 31, 2016.

The Secured Convertible Note Payable bears interest on the unpaid principal balance of the Secured Convertible Note Payable at the rate of 12% per annum.  Interest payments become payable quarterly beginning July 31, 2015, accruing interest until then.

The Secured Convertible Note Payable is convertible at any time at the option of the investor into shares of our common stock, computed by dividing all of the then outstanding principal and accrued interest under the Secured Convertible Note Payable by $0.10 (as appropriately adjusted for any stock splits, stock combinations or similar events) (the “Conversion Rate”). However, if we subsequently sell common stock or securities convertible into or exchangeable for common stock at a price lower than the Conversion Rate (subject to customary exclusions), then the Conversion Rate then in effect will be automatically reduced to the lower price. We will at all times reserve and keep available out of our authorized but unissued shares a sufficient number of shares of common stock to give effect to the conversion of the Secured Convertible Note Payable.  Unless notified in advance by the investor, conversion of a part or the entire Secured Convertible Note Payable is limited at any one time to a maximum beneficial ownership interest of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion.

The proceeds from the Secured Convertible Note Payable were used to make advances to TEG, under the terms of a note receivable from TEG, and for general working capital.  Any repayment by TEG of the advances under the terms of the note receivable must be used by us to immediately make repayment to the investor under the terms of the Secured Convertible Note Payable.

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

In addition, we granted to the investor a 2.5% or 3.5% overriding royalty interest, depending on the lease, in oil sales from the TEG Assets.  This amount accrues until TEG’s lender, BOTW, has been paid in full; however, payment of royalties shall begin by January 31, 2016 or an event of default under the Secured Convertible Note Payable will occur.  While interest and royalties are being accrued, no cash payments can be made to repay loans made to us by Mr. Katic, nor can we repurchase any non-controlling interest owned by Mr. Moore nor pay any salaries to Messrs. Katic and Moore.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
UNAUDITED

We identified an embedded derivative related to the Conversion Rate reset provision. The accounting treatment of derivative financial instruments required that we record the fair value of the derivative as of the date of each advance under the note and to adjust the fair value as of each subsequent balance sheet date.  We determined a fair value of $540,084 of the embedded derivative, in aggregate, for the advances made under the note since inception in January 2015.  See Note 10 for further discussion of the assumptions in determining this fair value and subsequent adjustment of fair value at period end.   The initial fair value of the embedded derivative creates a discount on the Secured Convertible Note Payable book balance.

In addition, the granting of the overriding royalty interest also requires the allocation of a portion of the proceeds received to a separate liability.  This amount was estimated to be $263,759, see below for further discussion of the assumptions used.  Such allocation also creates a discount on the Secured Convertible Note Payable book balance.

The total debt discount amounted to $803,843 and is being amortized using the effective interest method.  We amortized $41,363 as interest expense between the dates of advances in January and February 2015 until May 31, 2015.  The unamortized discount as of May 31, 2015 was $762,480 compared to none at August 31, 2014.  The May 31, 2015 amount will be fully amortized by the December 31, 2016 maturity date of the Secured Convertible Note Payable.  The effective rate of interest is 184% per annum, including the 12% cash coupon, the conversion option and the granting of the overriding royalty interest.

	Nine Months Ended May 31, 2015	Year Ended August 31, 2014
Secured Convertible Note Payable, beginning of period	$-	$-
Roll over prior advances into new note	625,000	-
Capitalization of interest at Jan. 1, 2015	39,896	-
Additional advances in January and February 2015	250,000	-
Total advances	914,896	-

Discount created by embedded derivative (conversion option)	(540,084)	-
Discount created by granting of overriding royalty interest	(263,759)	-
Total discount	(803,843)	-
Amortization of discount	41,363	-
Unamortized discount	(762,480)	-

Accrued interest payable	40,216	-

Carrying value of Secured Convertible Note Payable, end of period	192,632	-
Less current portion	(140,981)	-
Secured Convertible Note Payable, long term portion, end of period	$51,651	$-

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
UNAUDITED

Overriding Royalty Interest Liability (“ORRI Liability”)

Pursuant to an overriding royalty interest (“ORRI”) granted effective January 15, 2015 to the Secured Convertible Note Payable holder, as described immediately above, oil sales from the Tapia Canyon field are subject to an additional 2.5% or 3.5% overriding royalty interest, depending on the lease.  Since this royalty interest was granted in connection with a loan, the loan proceeds were bifurcated and this royalty interest has been accounted for as a separate liability.

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

Each reporting period, the liability’s estimated fair value is remeasured, with the change in fair value being reported in the consolidated statement of operations.  There was no change in fair value during the period from grant date to May 31, 2015.  The following assumptions were used by management to determine the fair value of the ORRI Liability as of January 15, 2015, and which assumptions remain unchanged at May 31, 2015:

Oil price	$65/barrel
Resulting reserves were included as follows:
Proved developed producing	100%
Proved developed non-producing	50%
Proved undeveloped	0%
Discount rate	35%

	Nine Months Ended	Year Ended
	May 31,	August 31,
	2015	2014

ORRI Liability, beginning of period	$-	$-
ORRI granted to holder of long-term convertible note payable	263,759	-
Interest accrued	33,946	-
Change in estimated liability	-	-
Payments made	-	-
ORRI Liability, end of period	297,705	-
Less: current portion	(111,999)	-
ORRI Liability, long-term portion	$185,706	$-

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
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

Until February 1, 2014, SCNRG’s working interest in the DEEP property was 66.67%, and the NPI agreement called for a minimum monthly payment of $1,985 (SCNRG’s 66.67% share).  Beginning February 1, 2014, SCNRG’s working interest in the DEEP Lease increased to 87.18%, and its share of the minimum monthly payment became $2,596. Beginning May 15, 2014, SCNRG’s working interest in the DEEP Lease increased to 100.0%, and its share of the minimum monthly payment became $2,978.  Payments are required until SCNRG and other working interest owners have made NPI payments in aggregate between $347,000 and $357,410 on or before December 31, 2022 (the actual maximum amount within this range is dependent on when SCNRG and other working interest owners satisfy their aggregate NPI payment obligations).  As of May 31, 2015, SCNRG and other working interest owners have made NPI payments totaling $152,003.  SCNRG has paid its 66.67% working interest share of this amount through February 1, 2014, its subsequent 87.18% share through May 15, 2014 and then 100.0% share through May 31, 2015.

Given its terminating nature, the discounted present value of the minimum monthly NPI payments was recorded as a liability at SCNRG’s December 1, 2009, acquisition date of a 66.67% working interest in the DEEP Lease, and this liability was increased pro rata when its working interest increased to 87.18% on February 1, 2014, and again on May 15, 2014 when its working interest increased to 100.0%.  The discount rate used in all cases was 10.0% per annum.

Changes in SCNRG’s share of the NPI liability are as follows for the nine months ended May 31, 2015 and the year ended August 31, 2014:

	Nine Months Ended	Year Ended
	May 31,	August 31,
	2015	2014

NPI liability, beginning of period	$169,104	$124,597
Liabilities assumed in connection with acquisition of additional DEEP Lease working interests	-	58,847
Current period accretion	11,943	14,104
Payments made	(26,802)	(28,444)
NPI liability, end of period	154,245	169,104
Less: current portion	(21,621)	(20,065)
NPI liability, long-term portion	$132,624	$149,039

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
UNAUDITED

Note Payable And Other

Note Payable

On January 16, 2015, a relative of Mr. Katic advanced $50,000 to us, and made further advances of $20,000 on March 19, 2015, and $100,000 on March 25, 2015, all of which were documented in a note payable on the latter date.  Principal is being repaid at the rate of $7,083 per month beginning April 30, 2015 for 24 months.

Interest on the note payable is comprised of an up front issuance of 510,000 shares of common stock plus a 5-year warrant to purchase up to 500,000 shares of common stock for $0.25 per share.

A discount of $67,174 was recorded to reflect the pro rated value of the stock and warrants issued as interest.  This discount is amortized to interest expense over the term of the loan, using the effective interest method.  The effective rate of interest is 46.6%.

Other

Other long term debt represents an installment sales contract for the February 2015 purchase of a field vehicle, with 48 payments of $795 per month beginning April 4, 2015.  The interest rate is 6.99%.

Total Note Payable and Other

	Nine Months Ended May 31, 2015	Year Ended August 31, 2014
Balance, beginning of period	$-	$-

Note payable advances	170,000	-
Repayments	(14,166)	-
Principal outstanding	155,834	-
Initial discount	(67,174)	-
Amortization of discount	12,458	-
Unamortized discount	(54,716)	-
Carrying value of note payable	101,118	-

Installment sales contract liability	31,331	-
Total note payable and other	132,449	-
Less current portion	(51,613)	-
Note payable and other, long term portion, end of period	$80,836	$-

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
UNAUDITED

10.           CONVERSION OPTION

Conversion Option, Short Term

As described in Note 8, we identified an embedded derivative related to the Conversion Rate reset provision in the Short Term Secured Convertible Notes Payable.  The repayment is subject to the convertible features of each note. Each creditor has a conversion option allowing it to choose to receive repayment of the stated principal either in cash or, at each creditor’s option the note is convertible into “Conversion Units.” Each Conversion Unit consists of one share of our common stock and one warrant to purchase one-half share of our common stock at an exercise price of $0.25 per share. The number of Conversion Units into which the note is convertible is computed by dividing all of the then outstanding principal and accrued interest under the note by $0.10 (as appropriately adjusted for any stock splits, stock combinations or similar events).  Each warrant has a five-year life from the date the convertible note payable was issued.  Each note has an anti-dilution provision that allows for the automatic reset of the conversion price upon any future sale of common stock or instruments exchangeable for or convertible into common stock below the then current conversion price of the note.

The accounting treatment of derivative financial instruments requires that we record the fair value of the derivative as of the date of each note issuance and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the $350,000 and $25,000 notes, we determined a fair value of $139,051 and $7,418, respectively, of the embedded derivative.  The fair value of the embedded derivative was determined using the Black-Scholes Pricing Model based on the following assumptions for each of the two notes:

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

The non-cash, non-operating gain resulting from the fair value accounting was $0 and $34,662 for the three and nine months ended May 31, 2015.

The following table provides a summary of changes in fair value of the short term conversion option for the nine months ended May 31, 2015 and the year ended August 31, 2014:

	Nine Months Ended May 31, 2015	Year Ended August 31, 2014
Balance, beginning of period	$122,045	$-
Initial fair value of debt derivatives at advance dates	7,418	139,051
Initial fair value of debt derivative on accrual of interest	2,597	2,630
Change in fair value of debt derivatives	(34,662)	(19,636)
Extinguishment of conversion option	(97,398)	-
Balance, end of period	$-	$122,045

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
UNAUDITED

Conversion Option, Long Term

As described in Note 9, we identified an embedded derivative related to the Conversion Rate reset provision in the Long Term Secured Convertible Note Payable.  The repayment is subject to the convertible features of the note. The Secured Convertible Note Payable can be convertible at any time at the option of the investor into shares of our common stock, computed by dividing all of the then outstanding principal and accrued interest under the Secured Convertible Note Payable by $0.10 (as appropriately adjusted for any stock splits, stock combinations or similar events) (the “Conversion Rate”). However, if we subsequently sell common stock or securities convertible into or exchangeable for common stock at a price lower than the Conversion Rate (subject to customary exclusions), then the Conversion Rate then in effect will be automatically reduced to the lower price.

The accounting treatment of derivative financial instruments requires that we record the fair value of the derivative as of the date of each advance under the note and to adjust the fair value as of each subsequent balance sheet date.  We determined an initial fair value of $540,084 of the embedded derivative, in aggregate, for the advances made under the note since inception in January 2015.  The fair value of the embedded derivative was determined using the Black-Scholes Pricing Model based on the following assumptions for each of the two notes:

Dividend yield:	0 and 0%
Volatility	236 and 252%
Risk free rate:	0.51 and 0.63%

The long term conversion option, being the fair value of the described embedded derivative, of $404,568 at May 31, 2015 compares to none at August 31, 2014, and was determined using the Black-Scholes Pricing Model with the following assumptions:

Dividend yield:	0%
Volatility	177%
Risk free rate:	0.44%

At May 31, 2015, we adjusted the recorded fair value of the long term conversion option to market resulting in non-cash, non-operating gain of $162,992 and $155,190 for the three and nine months ended May 31, 2015, respectively.   Together with the non-cash, non-operating gains on the short term conversion options described above, the total non-cash, non-operating gain (loss) was $162,992 and $189,852 for the three and nine months ended May 31, 2015.  There were no such gains or losses in the three and nine months ended May 31, 2014.

The following table provides a summary of changes in fair value of the long term conversion option for the nine months ended May 31, 2015 and the year ended August 31, 2014:

	Nine Months Ended May 31, 2015	Year Ended August 31, 2014
Balance, beginning of period	$-	$-
Initial fair value of debt derivatives at advance dates	540,084	-
Initial fair value of debt derivatives on accrual of interest	19,674
Change in fair value of debt derivatives	(155,190)	-
Balance, end of period	$404,568	$-

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
UNAUDITED

11.           EMPLOYEE RETIREMENT LIABILITY

A retirement benefit has been provided to two TEG employees with employment contracts.  The retirement payment is based on the individual’s ending monthly salary at the date of retirement times a multiple for years of service.  This multiple ranges from one month of base salary for two years of service or less, to two and a half times monthly salary for ten or more years of service. The retirement dates under the agreements are 2020 and 2022.  No employees had this arrangement at August 31, 2014 because at that date we had not yet acquired TEG.  The assumed discount rates used to measure the postemployment benefit liability were 4.48% and 4.56% at February 3, 2015, the TEG acquisition date, and 5.04% and 5.15% at May 31, 2015.

	Nine Months Ended	Year Ended
	May 31,	August 31,
	2015	2014
Employee retirement obligations, beginning	$-	$-
Liabilities acquired during the period	998,471	-
Liabilities settled during the period	-	-
Current period expense	23,044	-
Employee retirement obligations, ending	$1,021,515	$-

12.           ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations relate to the abandonment of oil wells and related surface facilities. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates.

The following shows the changes in asset retirement obligations for the nine months ended May 31, 2015 and the year ended August 31, 2014:

	NIne Months Ended	Year Ended
	May 31,	August 31,
	2015	2014
Asset retirement obligations, beginning	$168,110	$103,299
Liabilities acquired during the period	1,743,558	53,963
Liabilities settled during the period	-	-
Current period accretion	21,220	10,848
Asset retirement obligations, ending	$1,932,888	$168,110

13.           INCOME TAXES

There was no current income tax expense or benefit for the three and nine months ended May 31, 2015 and 2014, and there was a deferred tax benefit of $44,746 for the three and nine months ended May 31, 2015.  The deferred tax liability arose on acquisition of TEG, as book basis exceeds tax basis for the net assets acquired.  As this difference reverses over time, the associated deferred tax benefit is recorded in the income statement.  Otherwise, a valuation allowance has been established against net operating losses where it is more likely than not that such losses will expire before they are utilized.

At February 1, 2015, the effective date of the TEG Acquisition, TEG had a net operating loss carryover of approximately $16,905,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2033, if not previously utilized.  However, our ability to use the TEG carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382, which is applicable when there is a change of control.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
UNAUDITED

14.           FAIR VALUE MEASUREMENTS

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. we classify fair value balances based on the observability of those inputs.

Fair Value Of Financial Instruments

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value as of May 31, 2015 and August 31, 2014.  As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the three or nine months ended May 31, 2015 and 2014.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loan receivable, accounts payable and accrued expenses, and loans and notes payable, approximate their fair market value based on the short-term maturity of these instruments.  The Hawker Note payable to Sefton (see Note 8) is however subject to a potential change in fair value if we estimate in a future reporting period that some or all of it will be cancelled.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis, as of May 31, 2015 and August 31, 2014:

Assets and liabilities measured at fair
value on a recurring				Total
basis at May 31, 2015:				Carrying
	Level 1	Level 2	Level 3	Value

Total Assets	$-	$-	$-	$-

Liabilities
Note payable to Sefton	$-	$-	$400,000	$400,000
Overriding royalty interest liability	-	-	297,705	297,705
Conversion option – long term	-	-	404,568	404,568
Total Liabilities	$-	$-	$1,102,273	$1,102,273

Assets and liabilities measured at fair
value on a recurring				Total
basis at August 31, 2014:				Carrying
	Level 1	Level 2	Level 3	Value

Total Assets	$-	$-	$-	$-

Liabilities
Conversion option – short term	$-	$-	$122,045	$122,045
Total Liabilities	$-	$-	$122,045	$122,045

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
UNAUDITED

The following table provides a summary of changes in fair value of our Level 3 financial liabilities for the nine month period ended May 31, 2015 and the year ended August 31, 2014:

	Nine Months Ended	Year Ended
	May 31,	August 31,
	2015	2014
Balance, beginning of period	$122,045	$-
Initial fair value of debt derivatives at note issuances	547,502	139,051
Initial fair value of additional derivative created through interest accrual	22,271	2,630
Extinguished derivative liability	(97,398)	-
Initial fair value of overriding royalty interest liability	263,759	-
Issuance of note payable to Sefton	400,000	-
Mark-to-market at end of period - embedded debt derivatives	(189,852)	(19,636)
Accrual of interest on overriding royalty interest liability, equivalent to estimated change in market value	33,946	-
Balance, end of period	$1,102,273	$122,045

Net gain for the period included in earnings as change in fair value	$189,852	$19,636

There was no gain or loss included in earnings for the nine months ended May 31, 2014.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
UNAUDITED

15.             COMMITMENTS AND CONTINGENCIES

Commitments

Royalties

Oil production from the DEEP Lease is subject to a 1% overriding royalty.  Additionally, production is also subject to an aggregate additional 19.92% royalty for total royalties of 20.92%.  Revenues are shown net of these royalties.

Oil production from the Tapia and Eureka Assets are subject to overriding royalties totaling approximately 6-7% and 16.67%, respectively.  Revenues are shown net of these royalties.

Pursuant to an overriding royalty interest granted to the Secured Convertible Note Payable holder described in Note 9, oil sales from the Tapia Canyon field are subject to an additional 2.5% or 3.5% overriding royalty interest, depending on the lease.  Since this royalty interest was granted in connection with a loan, this royalty interest has been accounted for as a liability (see Note 9).

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

Common Shares

On October 10, 2014, we authorized an amendment (the “Amendment”) to the Option Agreement pursuant to which we acquired Hawker Energy (Rincon), LLC (“HERLLC”) on January 1, 2014.  Under the original terms of the Option Agreement, Messrs. Katic and Moore were entitled to, in the aggregate, up to 33,000,000 additional shares of our common stock upon the consummation of certain potential follow-on acquisition transactions. The Amendment waived all of the follow-on transaction requirements and authorized the immediate issuance to Messrs. Katic and Moore of the full 33,000,000 shares (16,500,000 each). Of those shares, we held 19,000,000 shares in escrow, to be released as follows: (i) 10,000,000 shares upon completion of the acquisition of the assets of TEG, which shares were released from escrow following completion of that acquisition in February 2015 (see Note 4) and (ii) 9,000,000 shares upon completion, on or before December 31, 2017, of any one of the transactions evaluated by HERLLC, our wholly-owned subsidiary, prior to its reorganization with us, including a transaction resulting our ownership of oil and gas lease interests in any one of the following unique oil fields:

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

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
UNAUDITED

(f)	Pine Meadows (Section 1 Township 31 South Range 22E in Kern County); or

(g)	Torrance (Joughin and South Torrance Units totaling 900 acres in Los Angeles County).

With respect to 14,000,000 shares of our common stock that were issued as a result of the Amendment, an equity compensation expense of $1,011,500 recorded in the three months ended November 30, 2014, based on the fair value of the shares at the date of issuance.  With respect to the 19,000,000 shares of our common stock that were in escrow beginning October 2014, an equity compensation expense of $19,000 was initially recorded in October 2014 based on the par value of the shares at the date of issuance.  Total expense of $1,030,500 was recorded in the three months ended November 30, 2014.  On release of 10,000,000 shares of our common stock in February 2015 as described above, an additional expense of $670,090 was recorded, bringing the fiscal year-to-date expense to $1,700,590 at that date.  No such expense was recorded in the three months ended May 31, 2015.  As and when further shares are subsequently released from escrow, a further expense will be recorded based on the fair value of the 9,000,000 shares (less amounts previously expensed based on par value) concurrently with consummation of the applicable follow-on transaction.  None of these amounts are considered for accounting purposes to be incremental consideration for our acquisition of HERLLC.

Contingencies

As of May 31, 2015 and August 31, 2014, there were no known environmental or other regulatory matters related to our operations that were reasonably expected to result in a material liability to us. We are subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the owners for the cost of pollution cleanup resulting from operations and subject the owners to liability for pollution damages. In some instances, the operator may be directed to suspend or cease operations in the affected area.

16.             EQUITY

Common Stock

During the nine months ended May 31, 2015:
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

In addition, during the nine months ended May 31, 2015, we issued:
•	1,364,945 shares on conversion of $136,494 in accounts and bonus payable into common stock.
•	33,000,000 shares pursuant to the HERLLC Amendment described in Note 15.
•	3,247,658 shares on conversion of $324,766 of notes payable, including accrued interest, required pursuant to their terms following the closing of the TEG Acquisition.
•	A net 1,500,000 shares to Sefton to acquire the stock of TEG, as described in Note 4.
•	800,000 shares as payment for investor relations services.
•	In addition, 510,000 shares are payable at May 31, 2015 for interest on notes payable as described in Note 9.

Related party transactions are set forth in Note 17.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
UNAUDITED

Shares Of Common Stock Potentially Issuable Pursuant To Warrants, Convertible Notes Payable And Options

Pursuant to warrants issued in our private placements of securities from January 10, 2014 through May 31, 2015, up to 6,584,210 shares of our common stock would be issuable upon payment to us of $0.20 per share.  The warrants expire five years from the date of each private placement.

Pursuant to warrants issued in February 2015 on conversion of notes payable into units of common stock and warrants on closing of the TEG acquisition, up to 1,623,829 shares of our common stock would be issuable upon payment to us of $0.25 per share.  The warrants expire February 3, 2020.

Up to 9,711,919 shares of common stock could be issued pursuant to the convertible notes payable described in Notes 8 and 9, if investors elect to convert some or all of their principal and interest, with the number of shares issuable on conversion computed at a rate of $0.10 per share.

Pursuant to the March 25, 2015 note payable, up to 500,000 shares of common stock could be issued pursuant to the associated five-year warrant upon payment to us of $0.25 per share.

On May 14, 2014, 5,950,000 common stock options were issued to our officers and other key consultants.
•
Each option has a life of 10 years and a strike price of $0.10 per share.  1,000,000 stock options vested on December 15, 2014, with the balance of 4,950,000 stock options vesting one-third on each of May 13, 2015, 2016 and 2017.  There are no other options outstanding.

•
All options other than a 1,000,000 share option grant were granted pursuant to the 2014 Stock Plan approved by written consent of a majority of our stockholders on March 18, 2014, which authorized 15% of our outstanding shares of common stock to be available for grant in the form of options or stock purchase rights.  At May 31, 2015, 15% of our outstanding common stock is 12,019,560 shares, of which we have granted 4,950,000 stock options as stated above.  1,000,000 stock options were granted outside of the 2014 Stock Plan.

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

•
Equity compensation expense relating to stock options was $28,468 and $119,430 for the three and nine months ended May 31, 2015.  There was $14,999 of equity compensation expense for the three and nine months ended May 31, 2014.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
UNAUDITED

The following is a summary of our stock option activity.

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at August 31, 2014	5,950,000	$0.10	9.7	$410,632
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at May 31, 2015	5,950,000	$0.10	9.0	$410,632

Vested and exercisable at May 31, 2015	1,000,000	$0.10	9.0	$69,014

As of May 31, 2015, there were 4,950,000 unvested stock options and unrecognized stock option expense of $222,442, which is expected to be recognized over 2.0 years. The following table summarizes the information about stock options outstanding and exercisable at May 31, 2015.

Options Outstanding			Options Exercisable
	Weighted-	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Number of	Exercise
Shares	Life (Years)	Price	Shares	Price
5,950,000	9.0	$0.10	1,000,000	$0.10

Non-Controlling Interest

We report in these unaudited interim financial statements non-controlling interest in Tapia Holdings pursuant to paragraph ASC No. 810-10-65-1.  The non-controlling interest of $145,000 reported on the balance sheet as of May 31, 2015, represents the non-controlling interest holders' proportionate share of the equity of the Tapia Holdings.

The final form of acquisition of TEG was our acquiring 100% of the stock of TEG, rather than an earlier proposed structure of Tapia Holdings acquiring an 80% membership interest in a newly-formed LLC which would hold the TEG Assets.  As a result of the transaction structure changing, Tapia Holdings no longer holds any assets and it is expected that the non-controlling interest in Tapia Holdings will be restructured in the near term, the form of which has not yet been agreed.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
UNAUDITED

17.             RELATED PARTY TRANSACTIONS

The following information sets forth related party transactions, being transactions with:
•
Mr. Kristian Andresen is a director and a significant shareholder.  Until October 25, 2013, he was also our CEO, and from October 25, 2013, until July 17, 2014, he was our Secretary.  Mr. Andresen has been actively providing services to us since October 25, 2013.

•
Mr. Darren Katic is a director and our Chief Executive Officer and Chief Financial Officer.  He was a member of SCNRG, which we acquired on October 25, 2013, and at which point Mr. Katic became a director, officer and a significant shareholder of Hawker.

•	Manhattan Holdings, LLC (“Manhattan”) was a member of SCNRG, which we acquired on October 25, 2013, at which point Manhattan became a significant shareholder of Hawker.
•
Mr. Charles Moore was a managing member of HERLLC until we acquired his interest on January 1, 2014, at which point he became a significant shareholder.  Mr. Moore has been actively providing services to us since that date.

•
Mr. Gerald Tywoniuk was a member of SCNRG, which we acquired on October 25, 2013, at which point he became a significant shareholder.  Mr. Tywoniuk has been actively providing services to us since that date.

HERLLC

On January 1, 2014, we  exercised our option to acquire all of the membership interests in HERLLC from Mr. Katic and Mr. Moore (collectively the “HERLLC Sellers”), as described in Note 15.  We issued 3,000,000 shares of our common to the HERLLC Sellers as consideration for the acquisition, 1,500,000 shares to each HERLLC Seller.  We also assumed net liabilities of $135,199, including $29,625 owing to Mr. Katic.

The HERLLC option was originally entered into on October 15, 2013 and amended on November 20, 2013 to (a) extend the term of the option, (b) revise the option consideration payable upon consummation of certain transactions described in the Agreement and (c) provide for additional option consideration in the event of the consummation of certain transactions not previously contemplated by the parties.  On October 10, 2014, our Board waived all of the follow-on transaction requirements and authorized the immediate issuance to Messrs. Katic and Moore of 33,000,000 shares (16,500,000 each). Of those shares, as of May 31, 2015, we hold 9,000,000 shares in escrow, to be released in accordance with the provisions described in Note 15.

Loan Payable To Related Parties, Short Term

The components of $598,956 of loans payable to related parties, short term, are disclosed in Note 7.  Interest expense on such loans was $12,734 and $28,254, respectively, for the three and nine months ended May 31, 2015 and $0 for the same period in 2014.  During the three and nine months ended May 31, 2015, $156,500 and $390,300 of additional loans from related parties were made to us, and $40,000 and $50,000 were repaid, respectively.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
UNAUDITED

Loans Payable To Related Parties, Long Term

SCNRG received various loans from its former members from its inception totaling $89,833 as of August 31, 2013: Mr. Katic ($38,500), Manhattan ($38,500) and Mr. Tywoniuk ($12,833).  Each loan was originally unsecured, non-interest bearing and due on demand. On September 18, 2013, each loan was formalized through the issuance of an amended and restated promissory note to each former member. The amended and restated promissory notes were unsecured, bore interest at a rate of 1.66% per annum and matured no later than September 18, 2018. The unpaid principal and interest were payable upon the earlier of their maturity or upon the issuance of new debt or equity securities in a transaction or series of transactions resulting in aggregate gross proceeds of a minimum of $5 million.  We assumed these loans payable upon our acquisition of SCNRG on October 25, 2013.  On April 9, 2014, the related parties agreed to convert the short- and long-term loans payable to related parties into common stock and warrants on the same terms as the unit offering described in Note 16.

Interest expense on such loans was $0 for the three and nine months ended May 31, 2015 and $115 and $854 for the three and nine months ended May 31, 2014 respectively.

Convertible Notes Payable

From July 17, 2015 until February 3, 2015, pursuant to a convertible note payable, we owed a relative of Mr. Darren Katic $100,000 plus accrued interest, all as described in Note 8.  As a result of the TEG Acquisition, this convertible note payable converted into Conversion Units.

Interest expense on this convertible note payable was $0 and $5,096, respectively, for the three and nine months ended May 31, 2015.

Note Payable

See Note 9 for a description of a note payable to a relative of Mr. Katic, including payment of interest in shares and a warrant.

Unit Issuances

As part of the common stock payable amounts outstanding on August 31, 2014 as described in Note 15, $20,000 was received from each of Messrs. Katic and Tywoniuk, for which 200,000 Units were issued to each during the nine months ended May 31, 2015.  The price of each Unit was $0.10. Each Unit was comprised of one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock on payment of $0.20 per share. The warrants expire five years from the closing date.

Other

A portion of the non-controlling interest in Tapia Holdings is held by Mr. Moore, being $45,000 out of the $145,000 of capital received.  See Note 16.

On behalf of a company controlled by Mr. Katic, we have been paying rent to a third party for its office space, beginning January 1, 2014.  No formal assumption agreement had been completed to assign the leases with the landlord from Mr. Katic’s company to us.  Mr. Katic had provided a personal guarantee to the landlord.  For the three month period and nine month period ended May 31, 2015, these payments totaled $9,798 and $29,031 respectively.  Effective June 1, 2015, we entered into a new lease with the landlord in our own name.

On March 1, 2015, Mr. Tywoniuk began charging us $15,000 per month for accounting consulting services, of which $15,000 had been paid by May 31, 2015.

HAWKER ENERGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MAY 31, 2015
UNAUDITED

18.           SUBSEQUENT EVENTS

On June 10, 2015, TEG sold an easement underlying a third-party owned cell tower on its Tapia Canyon oil field property, and assigned the associated rental contract.  Gross proceeds were $175,000.  After deducting property tax payments and prorated rent, net proceeds of $157,792 were used to pay down TEG’s loan to BOTW.

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

Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “hope” and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and, therefore, you should not put undue reliance upon them.  Some of the statements that are forward-looking include: our ability to successfully implement our business plan; our ability to refinance our existing debt; our estimates of revenues and of other expenses associated with our operations; our ability to explore and develop our properties; our reserve estimates; and our ability to generate sufficient cash flows and maintain adequate sources of liquidity to finance our ongoing operations and capital expenditures.  We undertake no obligation to update any forward-looking statements.

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

•
On January 1, 2014, we acquired all of the membership interests in Hawker Energy, LLC, an entity owned by Mr. Katic and Mr. Charles Moore (“HERLLC Sellers”). Hawker Energy, LLC changed its name to Hawker Energy (Rincon), LLC (“HERLLC”) on October 22, 2014.  HERLLC, through its wholly-owned subsidiary Punta Gorda Resources, LLC (“Punta Gorda”), claims oil production and development rights of coastal lease PRC 145.1 just offshore Ventura County in the Rincon Field and ownership rights to an associated on-shore drilling and production site, which rights are being challenged in court by the lease’s operator of record (see Part II, Item 1, “Legal Proceedings”).  HERLLC had also engaged in preliminary discussions with various third parties concerning potential acquisitions.

•
Effective February 1, 2015, we acquired all of the outstanding capital stock of TEG Oil & Gas U.S.A., Inc. (“TEG”) from Sefton Resources, Inc. (“Sefton”) (the “TEG Acquisition”).  TEG is focused on exploitation and production of crude oil in Southern California.   TEG’s assets comprise four oil and gas leases encompassing the Tapia Canyon field (the “Tapia Assets”), one lease west of the Tapia Canyon field (the “Eureka Assets”), and the accompanying production equipment.  These acquisition is described in further detail below.

•
During the three months ended May 31, 2015, we raised $324,618 as follows: $116,500 of additional loans from related parties, net of $40,000 in repayments, $120,000 from a long term note payable, and $88,118 in other debt.  In addition, there was $400,000 paid down on TEG’s bank loan, pursuant to a deal with Sefton and TEG’s lenders as more fully described below.

Our consolidated financial statements, including our wholly-owned subsidiaries SCNRG, HERLLC, Punta Gorda and Tapia Holdings, consist of SCNRG’s historical results consolidated with our results beginning October 25, 2013, as a result of SCNRG being considered the acquirer for accounting purposes, together with HERLLC’s (and its subsidiary Punta Gorda’s) results commencing with its acquisition on January 1, 2014, and TEG’s results beginning with its acquisition effective February 1, 2015.

Recent Business Developments

Purchase all of the outstanding shares of capital stock of TEG

On January 12, 2015, we entered into a Share Purchase Agreement with Sefton pursuant to which we agreed to purchase, and Sefton agreed to sell, 100% of the issued and outstanding shares of capital stock of Sefton’s wholly-owned subsidiary, TEG.  The purchase price was $1.00 in cash plus the issuance of 3,000,000 shares of our common stock and a five-year warrant to purchase up to an additional 5,000,000 shares of our common stock for $0.25 per share (the “Warrant”).

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

TEG’s secured lender, Bank of the West (“BOTW”) consented to our acquisition of TEG and agreed to forbear taking enforcement action against TEG on the senior loan provided that (i) Hawker lend TEG not less than $350,000 by March 31, 2015, (ii) interest on TEG's obligations to BOTW be increased to 9%, with a monthly pay rate of 5% and the remaining deferred 4% of unpaid interest compounded monthly beginning January 1, 2015, (iii) the proceeds of any sale, assignment, licensing or other transfer of any real or personal property rights which serve as collateral for TEG's obligations to BOTW be remitted directly to BOTW, and (iv) commencing no later than the first month after which the California Midway-Sunset First Purchase Price as published by the U.S. Energy Information Administration exceeds $60 per barrel, TEG will begin making outstanding property tax payments to the County of Los Angeles of at least $15,000 per month.

Effective as of February 1, 2015, we completed the acquisition of all of the outstanding common stock of TEG.

On March 18, 2015, Sefton made a principal payment to BOTW in the amount of $400,000 in order for it and a subsidiary to be released as co-borrowers under BOTW’s loan to TEG.  Concurrently, Sefton agreed to return to Hawker for cancellation (a) the Warrant and (b) 1,500,000 shares of our common stock. Finally, Hawker issued the “Hawker Note” in the principal amount of $400,000 to Sefton. The Hawker Note bears simple interest at the rate of 6% per annum and is due on the earlier to occur of (i) March 18, 2018, or (ii) expiration of certain of BOTW’s covenants to forbear in exercising its rights under the Credit Agreement. Upon payment in full of TEG’s loan obligations to BOTW, the Hawker Note will be returned to Hawker for cancellation.

Description of Tapia Assets

The Tapia Canyon field covers approximately 262 acres located about 40 miles north of Los Angeles, California. The Tapia Canyon field was discovered in 1957, when the Yule No. 2 well tested at 120 barrels per day of 18-degree API oil. The Tapia Canyon field commenced production in August 1957.   Oil sales from the Tapia Assets were 55 barrels of oil per day (net) in the quarter ended May 31, 2015, produced from 17 wells at a reservoir depth of just over 1,000 feet.  The Tapia Assets benefit from relatively low royalty burdens, which average approximately six to seven percent. Production is from the Yule reservoir, which is, on average, greater than 100 feet thick over the majority of the oil field, and comprised of sand and silts.

A small steam generator was built for testing purposes in 2007 and has completed 31 steam injection cycles of various sizes to assist in field modeling. The prior field operator confirmed the value of thermal EOR (enhanced oil recovery) at the Tapia Canyon field. During the last full-time cyclic steam test in October 2013, production reached 170 barrels of oil per day (gross). Extensive infrastructure exists currently in the field to facilitate steaming operations going forward, and for oil gathering and storage purposes.

Description of Eureka Assets

The Eureka Assets cover an area of approximately 1,510 acres located about 25 miles west of the Tapia Canyon field in Ventura County, California. The Eureka Assets produced and sold four barrels of oil per day (net) in the quarter ended May 31, 2015.

All acreage and well information described for the Tapia Assets and Eureka Assets above are gross figures.

Reserve information

The following table summarizes TEG’s share of the estimated quantities of proved reserves as of December 31, 2014 based on $92.28 per barrel of oil, which represents the unweighted arithmetic average of the first-day-of-the month oil prices (being Plains Marketing LP Midway Sunset posting, less contracted differential and average gravity adjustment realized by TEG) during the twelve-month period prior to December 31, 2014.  For further information on TEG’s reserves, see our Current Report on Form 8-K/A filed with the SEC on June 19, 2015.

Summary of Estimated Proved Oil Reserves
as of December 31, 2014
Proved Reserves Category	Net Barrels	PV10 (before tax)
Proved, Developed Producing	239,243	$5,982,215
Proved, Developed Non-Producing	1,031,038	26,635,225
Proved, Undeveloped	2,074,515	51,527,443
Total Proved	3,344,796	$84,144,883

The total PV10 (present value) of TEG’s proved reserves as of December 31, 2014 was approximately $84.1 million. “PV10” means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC. PV10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted future net cash flows, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues.

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

Neither we nor TEG filed any estimates of total proved net oil reserves for TEG with, or included such information in reports to, any federal authority or agency during the twelve months ended December 31, 2014.

Drop in Oil Prices

TEG’s revenues, operating results, profitability, future rate of growth and its carrying value depend primarily upon the prevailing prices for oil. Historically, oil prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors.

During the second half of 2014 oil prices declined steeply, and low prices have continued in 2015. If prices remain at or near current levels for the rest of 2015, or if they decline further, the prices used to determine our August 31, 2015 fiscal year end reserves will be significantly lower than those used for December 31, 2014, as mandated by SEC regulations. Under these circumstances, we will experience significant negative price-related revisions to our proved reserves at August 31, 2015. For example, under a much lower price scenario used for reserves reporting purposes, a portion of our proved undeveloped reserves may no longer meet the economic producibility criteria under the rules. Similarly, substantial costs of operation are fixed, having the effect of increasing costs on a per barrel basis in later years as production declines, rendering them uneconomic in a lower price environment.

In addition, we review the carrying value of our oil properties under the full-cost accounting rules of the Securities and Exchange Commission (“SEC”) on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects (“PV-10”). In calculating future net revenues, the SEC requires us to use a 12-month average historical price with no provision for price and cost escalations in future years except by contractual arrangements. Revisions to estimates of oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense.

Overriding Royalty Interest Liability

Pursuant to an overriding royalty interest (“ORRI”) granted in January 2015 to a secured convertible note payable holder, oil sales from the Tapia Canyon field are subject to an additional 2.5% or 3.5% overriding royalty interest, depending on the lease.  Since this royalty interest was granted in connection with a loan, the loan proceeds were bifurcated and this royalty interest has been accounted for as a separate liability. This ORRI is not accounted for as a revenue reduction, nor an operating expense or reserve deduction, rather the ORRI is accounted for as debt.

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

As noted above, as a result of completion of our acquisition of SCNRG, our condensed consolidated financial statements consist of SCNRG’s historical results consolidated with our results beginning October 25, 2013.

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

Three months ended May 31, 2015 and 2014

Net loss of $726,629 for the three months ended May 31, 2015, includes: (1) a TEG operating loss of $325,428 after depreciation, depletion and amortization expense of $84,413 and historical audit-related costs and legal costs of $81,724, with the loss also reflecting low oil prices and lack of well maintenance prior to acquisition; (2) professional fees of $184,557 for the litigation described in Part II, Item 1 (“Legal Proceedings”); and (3) interest expense of $240,303, partially offset by a change in fair value income of $162,992.  This loss compares to a $400,527 loss for the three months ended May 31, 2014.

Revenue was $279,174 for the three months ended May 31, 2015, compared to $35,755 for the three months ended May 31, 2014:

•
TEG revenue contributed $259,974 net of royalties; TEG was acquired effective February 1, 2015.  Net oil sales were 59 barrels per day.  The average price realized was $47.62 per barrel.  Note that the overriding royalty interest granted to a convertible note holder effective January 2015 is accounted for as debt, and does not reduce net revenue (or production or sales statistics).

•
Other net oil sales principally from the DEEP Lease totaled $19,200 for the three months ended May 31, 2015, compared to $35,755 for the three months ended May 31, 2014.  Lower oil prices more than offset an increased working interest in the DEEP Lease.  We increased our working interest in the DEEP Lease from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014.

Direct operating costs were $283,992 for the three months ended May 31, 2015, up $264,768 compared to $19,224 for the three months ended May 31, 2014.  Inclusion of TEG added $272,073 in direct operating costs.

Depletion, depreciation and amortization expense was $90,519 for the three months ended May 31, 2015, up $78,270 compared to $12,249 for the three months ended May 31, 2014.  Inclusion of TEG added $84,413 in expense.

Revenue, direct operating costs, and depletion, depreciation and amortization expenses vary with volume, oil prices, downtime, repair and other operating costs, expensed workover programs, investments in drilling for new production and proved reserve estimates.

Professional fees were $287,635 for the three months ended May 31, 2015, down 10% or $32,384 compared to $320,019 for the three months ended May 31, 2014.  Included in the 2015 period is $184,557 for litigation costs associated with HERLLC’s claim to coastal lease PRC 145.1 compared to $138,081 in the 2014 period, and $37,725 for costs associated with being a public company and tax work, compared to $75,122 in the 2014 period.  The 2015 period includes $68,480 for historical periods’ audit costs of TEG due to SEC requirements and legal fees, whereas the 2014 period included $110,065 for initial early costs in pursuing the acquisition of TEG.

Professional fees can vary substantially from period-to-period going forward depending on acquisition costs, financing activity, business development and property evaluation costs, litigation expenses associated with coastal lease PRC 145.1 and costs associated with being a public company.

Other general and administrative expenses for the three months ended May 31, 2015 were $294,183, up $227,932 compared to $66,251 for the three months ended May 31, 2014.  The increase includes $147,222 for TEG general and administrative costs and $13,244 for accounting costs for preparing TEG’s historical financial statements for audit, as well as increased costs for accounting, $40,964, and investor relations, $25,696.

Equity compensation expense was $28,468 for the three months ended May 31, 2015, compared to $14,999 for the three months ended May 31, 2014, both related to stock options granted on May 14, 2014.

Interest and other income was $11,559 for the three months ended May 31, 2015, compared to $827 for the three months ended May 31, 2014.

Interest expense was $240,303 for the three months ended May 31, 2015, compared to $4,367 for the three months ended May 31, 2014.  Included in the 2015 amount is $85,701 interest on the bank loan assumed with the TEG Acquisition, $44,037 amortization of debt discount on long term debt, $26,679 for interest expense accrued on convertible notes payable in cash (unless converted to shares), $22,673 for interest payable on the overriding royalty interest liability, and $61,213 of other interest expense for additional conversion options on interest accrued, interest and penalties on overdue TEG property taxes, interest on loans payable to related parties and other interest expense.

Change in fair value of conversion option was $162,992 of income for the three months ended May 31, 2015, compared to none for the three months ended May 31, 2014.  On certain convertible notes payable, a conversion option is required to be bifurcated from the note payable and shown as a separate liability on the balance sheet.  It is marked to fair value each quarter end, with the change in fair value recorded in the income statement.

Income tax benefit was $44,746 for the three months ended May 31, 2015, compared to none for the three months ended May 31, 2014.  This deferred tax credit relates to the partial reversal of the tax impact of long-lived assets’ book values being greater than tax basis at the date of acquisition of TEG.

Nine months ended May 31, 2015 and 2014

Net loss of $3,785,658 for the nine months ended May 31, 2015, includes: (1) equity compensation expense of $1,820,020; (2) a TEG operating loss of $370,131 after depreciation, depletion and amortization expense of $103,352 and historical audit-related costs and legal costs of $101,409, with the loss also reflecting low oil prices and lack of well maintenance prior to acquisition; (3) professional fees of $402,221 for the litigation described in Part II, Item 1 (“Legal Proceedings”), (4) TEG acquisition expenses of $276,012; and (6) interest expense of $469,966, partially offset by a income of $189,852 from a change in fair value of debt conversion options.  This loss compares to a $653,051 loss for the nine months ended May 31, 2014.

Revenue was $380,497 for the nine months ended May 31, 2015, compared to $79,867 for the nine months ended May 31, 2014:

•
TEG revenue from the February 1, 2015 effective acquisition date contributed $332,571 net of royalties. Net oil sales were 59 barrels per day.  The average price realized was $46.71 per barrel.  Note that the overriding royalty interest granted to a convertible note holder effective January 2015 is accounted for as debt, and does not reduce net revenue (or production or sales statistics).

•
Other net oil sales principally from the DEEP Lease totaled $47,926 for the nine months ended May 31, 2015, compared to $79,867 for the nine months ended May 31, 2014.  Lower oil prices more than offset an increased working interest in the DEEP Lease.  We increased our working interest in the DEEP Lease from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014.  Net revenues for the nine months ended May 31, 2015 also includes a reduction of $11,473 related to the operator’s royalty computations for prior fiscal year.

Direct operating costs were $390,436 for the nine months ended May 31, 2015, compared to $40,216 for the nine months ended May 31, 2014.  TEG’s costs were $336,311 beginning with its acquisition on February 3, 2015.  The balance of the increase is due to the DEEP Lease: we increased our working interest in the DEEP Lease from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014, which increased our share of DEEP Lease costs.

Depletion, depreciation and amortization expense was $142,133 for the nine months ended May 31, 2015, compared to $28,206 for the nine months ended May 31, 2014.  Inclusion of TEG from its February 1, 2015 acquisition date added $103,352 in expense.  In addition, our working interest in the DEEP Lease increased from 66.67% to 87.18% on February 1, 2014, and to 100.0% on May 15, 2014, which increases our share of these costs.

Revenue, direct operating costs, and depletion, depreciation and amortization expenses vary with volume, oil prices, downtime, repair and other operating costs, expensed workover programs, investments in drilling for new production and proved reserve estimates.

Professional fees for the nine months ended May 31, 2015, were $899,819, increased $386,757 or 75% from $513,062 for the nine months ended May 31, 2014.  Included in the 2015 period is: $276,012 legal, audit and diligence costs related to TEG Acquisition, compared to $110,065 in the 2014 period for the initial work on the potential acquisition; $402,221 for litigation costs associated with HERLLC’s claim to coastal lease PRC 145.1 compared to $187,604 in the prior year period subsequent to the acquisition of HERLLC on January 1, 2014; $80,812 in the 2015 period for TEG since the February 1, 2015 effective date of the acquisition, including $46,750 of historical periods’ audit costs; and in the 2014 period $86,718 for the costs incurred for the reverse merger with SCNRG completed October 25, 2013; and $140,774 for all other costs including costs of being a public company and annual audit and tax work, compared to $128,675 in the 2014 period.

Professional fees can vary substantially from period-to-period going forward depending on acquisition activity, financing activity, business development and property evaluation costs, litigation expenses associated with coastal lease PRC 145.1 and costs associated with being a public company.

During the nine months ended May 31, 2015, we accrued bonuses of $240,000, compared to none during the nine months ended May 31, 2014.  These amounts were unpaid at May 31, 2015 and will be paid only at such time in the future as our finances permit, as determined by our Chief Financial Officer .  No salaries or consulting fees were paid to three of the four individuals awarded bonuses during the nine months ended May 31, 2015; one began charging consulting fees March 1, 2015 although these fees remain largely unpaid at May 31, 2015.

Other general and administrative expenses for the nine months ended May 31, 2015 were $468,218 compared to $126,147 for the nine months ended May 31, 2014.  TEG general and administrative costs of $182,228 were incurred in 2015 beginning with TEG’s acquisition, including $20,598 of historical periods’ audit preparation costs. In addition, increased investor relations activities in 2015 added $56,478, and additional outsourced accounting services due to a higher activity level added $65,579.

Equity compensation expense was $1,820,020 for the nine months ended May 31, 2015, compared to $14,999 for the nine months ended May 31, 2014.  Included in the 2015 period is $1,700,590 for non-cash equity compensation for stock released from escrow to the HERLLC Sellers on closing of the TEG Acquisition, and $119,430 related to stock options granted on May 14, 2014.

Interest and other income was $29,839 for the nine months ended May 31, 2015, compared to $827 for the nine months ended May 31, 2014.  Interest income of $18,280 was accrued on the secured subordinated loan receivable from TEG through the date of closing of the TEG Acquisition on February 3, 2015.  See Note 5 to the unaudited interim financial statements included elsewhere in this report.

Interest expense was $469,966 for the nine months ended May 31, 2015, compared to $11,115 for the nine months ended May 31, 2014.  Included in the 2015 amount is $113,667 interest on the bank loan assumed with the TEG Acquisition beginning February 1, 2015, $150,388 amortization of debt discount on debt, $84,575 for interest expense accrued on convertible notes payable in cash (unless converted to shares), $33,946 for interest payable on the overriding royalty interest liability, and $87,390 of other interest expense for additional conversion options on interest accrued, interest and penalties on overdue TEG property taxes, interest on loans payable to related parties and other interest expense.

Change in fair value of conversion options was $189,852 of income for the nine months ended May 31, 2015, compared to none in the comparable 2014 period.  On certain convertible notes payable, a conversion option is required to be bifurcated from the note payable and shown as a separate liability on the balance sheet.  It is marked to fair value each quarter end, with the change in fair value recorded in the income statement.

Drop in Oil Prices

Our revenues, operating results, profitability, future rate of growth and the carrying value of our oil properties depend primarily upon the prevailing prices for oil. Historically, oil prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors. During the last year, there has been a sudden and precipitous drop in the price of oil, resulting in a great deal of uncertainty about the market in the future.  See also “Drop in Oil Prices” under “Recent Business Developments” above.

Cash Flows

Operating Activities

During the nine months ended May 31, 2015, we used cash in the amount of $688,747 for operating activities, compared to $260,245 cash used in operating activities for the nine month period ended May 31, 2014.  Although the loss increased from $653,051 to $3,785,658, $1,820,020 of equity compensation expense in the current period did not involve a cash outlay.  There were significant professional fees, $899,819, and we incurred other general administrative costs of $468,218, for the nine months ended May 31, 2015, both as discussed above; these amounts compare to $513,062 and $126,147 respectively for the nine month period ended May 31, 2014.  However, these increases in cash expenses were mostly offset by an increase of $695,861 in accounts payable (largely for professional fees) for the nine months ended May 31, 2015, compared to an increase in accounts payable of $329,205 for the nine months ended May 31, 2014.  We anticipate that the accounts payable will be paid from proceeds from private placements or other financings that we may undertake.

Investing Activities

Cash flows used in investing activities were $365,652 for the nine months ended May 31, 2015, compared to cash flows used in investing activities of $620,088 for the nine months ended May 31, 2014.

During the nine months ended May 31, 2015, we advanced a further $346,625 to TEG pursuant to a secured subordinated loan and fixed asset purchases were $42,371.  These amounts were partially offset by cash acquired in the TEG Acquisition of $23,344.  In the nine month period ended May 31, 2014, the reverse merger of SCNRG with Hawker meant we acquired Hawker’s cash balance of $6,004, and we acquired HERLLC and its cash balance of $1,214.  Additionally during the nine months ended May 31, 2014, we acquired an additional 33.33% working interest in the DEEP lease for $325,000 and loaned TEG $302,306.

Financing Activities

Cash flows provided by financing activities were $1,060,583 for the nine months ended May 31, 2015, compared to cash flows provided by financing activities of $1,130,199 for the nine months ended May 31, 2014.

During the nine months ended May 31, 2015, we generated net cash proceeds of $390,300 from related party loans, $300,000 from convertible notes payable, $258,118 from other debt, $114,920 from the sale of Units (defined below), and $90,000 from the sale of a non-controlling interest in Tapia Holdings.  During the nine months ended May 31, 2015, we used cash of $50,000 for partial repayment of a loan from a related party, and paid down other debt $42,755.  In addition, Sefton paid TEG’s lender $400,000 and we issued a $400,000 note to Sefton. During the nine months ended May 31, 2014, we issued Units for $669,901, received $300,000 pursuant to convertible notes, received loans from related parties of $180,000, and paid down other debt by $19,702.

The price of each “Unit” was $0.10. Each Unit was comprised of one share of our common stock, together with a warrant to acquire an additional one-half share of our common stock on payment of $0.20 per share. The warrants expire five years from each closing date.

Liquidity and Financial Condition

As of May 31, 2015, we had cash of $19,391, current assets of $87,463, current liabilities of $8,120,721 and a working capital deficit of $8,033,258.  During the three month period and nine month period ended May 31, 2015, we had net losses of $726,629 and $3,785,658, respectively.  For the nine months ended May 31, 2015, the loss is largely attributable to:
•	non-cash equity compensation expense of $1,700,590 for common stock issued to the HERLLC Sellers as described above;
•	other non-cash equity compensation of $119,430 representing the periodic expense for stock options granted in the prior fiscal year;
•	$899,819 in professional fees including $276,012 for the TEG Acquisition and $402,221 for HERLLC litigation; and
•	$468,218 of other general administrative costs.

Despite the large loss, cash flow used in operating activities was $688,747, reflecting the non-cash nature of the equity compensation expense ($1,820,020 in total), and a growth in accounts payable and accrued expenses of $614,928 and other liabilities by $440,950.

To date, we have relied on investor capital to fund our operating and investing activities, as described in the cash flow discussion above, and also have seen a significant increase in our outstanding accounts payable balance.

Management’s business plan for the balance of the calendar year 2015 given the low oil price is to do high rate of return maintenance projects and continue with cost cutting initiatives at the Tapia Canyon field, continue to pursue HERLLC’s claim to coastal lease PRC 145.1 (see Part II, Item 1, “Legal Proceedings”), and pursue other potential acquisition opportunities. We currently do not have sufficient financial resources to fund this plan and will need to continue to raise external capital.  In addition, we intend to refinance or extend TEG’s bank loan by its December 31, 2015 maturity date.  We will also require further financial resources to develop the Tapia and Eureka Assets and the DEEP Lease, to exploit coastal lease PRC 145.1 (assuming we are successful in securing our claim in the lease) and close other acquisition opportunities in future years.

We presently do not have any available credit, financing or other external sources of liquidity.  In order to obtain future capital, we anticipate needing to raise additional equity capital or borrow funds from private lenders.  We have no assurance that future financings will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Equity financing could result in additional dilution to existing shareholders and any downturn in oil prices or in the U.S. stock and debt markets is likely to make it more difficult to obtain financing through the issuance of equity or debt securities.  The current low oil price makes fund raising more difficult, although it may result in new acquisition opportunities.  There can be no assurance that we will be successful in obtaining additional funding.

Even if we are able to raise the funds required, it is possible that operations do not perform as expected, we could incur unexpected costs and expenses, fail to consummate potential transactions, or experience unexpected cash requirements that would force us to seek alternative financing.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 2015, we had cash of $19,391, current assets of $87,463, current liabilities of $8,120,721 and a working capital deficit of $8,033,258.  During the three month period and nine month period ended May 31, 2015, we had net losses of $726,629 and $3,785,658, respectively.  As of May 31, 2015, we had an accumulated net loss of $5,866,016 since the inception of SCNRG in December 2009.

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

Summary of Significant Accounting Policies

There were no changes to our critical accounting policies in this most recent reporting period from those disclosed in our Form 10-Q for the three months ended February 28, 2015.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared based on the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The new guidance is effective for the interim and annual periods beginning after December 15, 2016; early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  We have not conducted our analysis to determine whether we will adopt the new standard early or not.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of May 31, 2015.

In connection with the preparation and filing of our Form 10-K/A for the year ended August 31, 2014, and our Form 10-Q/A for the three months ended November 30, 2014, our management, including our Chief Executive Officer (who is also our Chief Financial Officer), re-evaluated the effectiveness of our internal control over financial reporting as of August 31, 2014. This re-evaluation confirmed that the material weaknesses described in the original Form 10-K for the year ended August 31, 2014, continued to be material weaknesses as of the time of the re-evaluation, and that some of these same material weaknesses contributed to a restatement of the financial statements included in those amended filings. In addition, the re-evaluation concluded that an additional material weakness existed relating to the calculation of derivative liability related to embedded conversion feature in two of our convertible notes payable, and to the fair value of financial instruments footnote disclosure, which also contributed to the restatement. As a result, our management continued to conclude that, because of the material weaknesses described below, our internal control over financial reporting was not effective as of August 31, 2014.

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

Changes in Internal Control over Financial Reporting

During the three months ended May 31, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1	Legal Proceedings

Punta Gorda Resources, LLC vs. Windsor Energy US Corporation, Rincon Island Limited Partnership, Ron Klarc, James P. Garten, and Skiff Lake Holdings, South Coast Oil Corporation, Case No. 56-2013-00440672-CU-BC-VTA, Superior Court of California, Ventura County.  On June 4, 2013, Punta Gorda Resources, LLC (a wholly owned subsidiary of HERLLC) filed a complaint for specific performance, breach of contract and declaratory relief in the United States Bankruptcy Court against the named defendants seeking to compel them to transfer lease rights and interests and overriding royalty interests provided in a Bankruptcy Court-approved Settlement Agreement concerning coastal lease PRC 145.1 just offshore Ventura County in the Rincon Field.  The complaint was dismissed on procedural grounds and re-filed by Punta Gorda in the Ventura County Superior Court.  Defendant Rincon now holds all of the subject rights and interests, except the Garten overriding royalty interest.  Punta Gorda has been appointed as Special Administrator of the Garten Estate for the purpose of bringing the Garten interest into the litigation and making it subject to a judgment.  Deposition, document and written discovery have commenced.  On June 19, 2014, defendant Rincon filed a motion for summary judgment, which we have opposed.  The hearing for the summary judgment motion is scheduled for July 27, 2015.  A mandatory settlement conference is scheduled for September 9, 2015.  Trial is scheduled for March 23, 2016.  Although we intend to vigorously pursue Punta Gorda’s rights in this case, the outcome of this matter is not determinable as of the date of this report.

Bank of the West v. Sefton Resources, Inc., TEG Oil & Gas U.S.A., Inc., and TEG Midcontinent, Inc., Ventura County Superior Court Case No. 56-2014-00451934-CU-BC-VTA.  On April 23, 2014, BOTW filed a complaint for breach of loan agreement and sought appointment of a receiver and injunctive relief.  The loan is secured by tangible and intangible real and personal property interests in oil and gas leases in Los Angeles and Ventura Counties.  Shortly after the filing, the parties entered into a forbearance agreement, which as amended, extends the forbearance to December 31, 2015.   Pending the forbearance period, the litigation is informally stayed.  Sefton Resources, Inc. and TEG Midcontinent, Inc. have been dismissed from the lawsuit and are no longer responsible for the loan.  TEG remains responsible for the loan.   Although we plan to refinance the loan or renegotiate with BOTW prior to the expiration of the forbearance period on December 31, 2015, as of the date of this report, no assurances can be made that we will be able to refinance the loan on terms satisfactory to us or that an agreement will be reached with BOTW to extend or restructure our obligations.

In addition to the pending matters described above, we are, from time to time, involved in various legal proceedings incidental to the conduct of our business. We are unable to predict the ultimate outcome of these matters.

Item 1A	Risk Factors

Not required for a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3	Defaults upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

Number	Exhibit
3.1	Articles of Incorporation (1), as amended by the Certificate of Amendment (2)
3.2	Bylaws (3)
10.1	Form of Warrant (U.S. Investor) for Unit Sale (4)
10.2	Form of Warrant (Non-U.S. Investor) for Unit Sale (5)
10.3	Sixth Amendment to Forbearance Agreement, dated March 18, 2015, by and among Sefton Resources, Inc., TEG Oil & Gas U.S.A., Inc., TEG MidContinent, Inc., Hawker Energy, Inc. and Bank of the West. (6)
10.4	Promissory Note, dated March 18, 2015, in the aggregate principal amount of $400,000, issued by Hawker Energy, Inc. in favor of Sefton Resources, Inc. (7)
10.5	Third Amended and Restated Secured Convertible Promissory Note in the principal amount of $1 million issued by Hawker Energy, Inc. in favor of Oceanside Strategies, Inc. dated May 27, 2015. (8)
31	Rule 13a-14(a) Certification of Chief Executive and Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive and Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed on October 22, 2007.
(2)	Incorporated by reference to Appendix A of the Company’s Definitive Information Statement on Schedule 14C filed on August 20, 2014.
(3)	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed on October 22, 2007.
(4)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 16, 2014.
(5)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 16, 2014.
(6)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 24, 2015.
(7)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 24, 2015.
(8)	Incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q filed on June 19, 2015.

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

Hawker Energy, Inc.

Date: July 14, 2015	/s/ Darren Katic
Darren Katic Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)